Form 10-Q
period 1996-06-30
JYRA RESEARCH INC
filed 1997-08-14
CIK 1017334

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

      __
     |_X_|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

                              OR

      __
     |__|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to____________


          Commission file number   333-19183


           JYRA RESEARCH INC ( A Development Stage Enterprize )
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


Delaware                                              98-0167341
- ----------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


HAMILTON HOUSE,111 MARLOWES, HEMEL HEMPSTEAD, HERTFORDSHIRE    HP1 1BB  UK
- ------------------------------------------------------------------------
(address of principal executive offices)                      (Zip Code)

                           (44) 171 371 0702
   -----------------------------------------------------------------------
           (Registrant's telephone number, including area code)

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes     X       No
                                       ------        ------


As of June 30, 1997, there were outstanding 6,276,600 shares of the Registrant's Common Stock (par value $0.001 per share).

                              FORM 10-Q

                                INDEX


                                                               PAGE
          Cover Page                                             1

          Index                                                  2

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets -
          June 30, 1997 and December 31, 1996                    3

          Condensed Consolidated Statements of Income -
          three and six months ended June 30, 1997 and
          Cumulative since Incorporation May 2,1996              4

          Condensed Consolidated Statements of Cash Flows -
          six months ended June 30, 1997 and Cumulative
          since Incorporation May 2,1996                         5

          Consolidated Statement of Stockholders Equity          6
          from Incorporation through June 30, 1997

          Notes to Condensed Consolidated Financial
          Statements - June 30, 1997                             7 - 8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          9 - 10

PART II.  OTHER INFORMATION
ITEM 6.   Form 8-K                                               10


Signatures                                                       11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET JUNE 30, 1997


                                             June 30, 1997    December 31, 1996
                                            -----------------   --------------
                                                 (Unaudited)        (Note)
ASSETS
Current Assets:
    Cash and cash equivalents                    $2,096,917        $3,398,855
    Prepaid expenses                                 51,976            50,634
    Debtors                                         227,993                 0
                                                 ----------        ----------
       Total current assets                       2,376,886         3,449,489

Property and Equipment, at cost:
    Computers, Equipment & Motor Vehicles           400,612           104,743
Less accumulated depreciation and amortization       45,713             6,537
                                                 ----------        ----------
Net property and equipment                          354,899            98,206
                                                 ----------        ----------
Total Assets                                     $2,731,785        $3,547,695
                                                 ----------        ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                $91,084          $100,994
                                                 ----------        ----------
       Total current liabilities                     91,084           100,994

Stockholders' Equity:
    Common stock
       Issued - - 6,276,600 shares at
          June 30, 1997 and : 6,276,600 shares
          at December 31, 1996                        6,277             6,277
    Additional paid-in-capital                    3,819,405         3,819,405
    Deficit Accumulated During the
        development stage                        (1,166,899)         (347,692)
    Foreign Currency Transaction Adjustment         (18,081)          (31,289)
                                                  ----------       ----------
Total stockholders' equity                        2,640,702         3,446,701
                                                 ----------        ----------
Total liabilities & stockholders' equity         $2,731,785        $3,547,695
                                                 ----------        ----------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  Three Months    Six Months   Cumulative since
                                     Ended          Ended        Incorporation
                                  June 30,1997   June 30,1997      May 2,1996
                                   (Unaudited)    (Unaudited)     (Unaudited)
Revenues:
     Product & Services               $226,276       $226,276         $226,276
                                      --------       --------         --------
Total Revenues                         226,276        226,276          226,276
                                      --------       --------         --------
Cost of Revenues:
     Product & Services                  9,913          9,913           9,913
                                      --------       --------         --------
Total Cost of Revenues                   9,913          9,913           9,913
                                      --------       --------         --------
         Gross margin                  216,363        216,363          216,363

Operating Expenses:
     General and administrative        303,012        477,712          672,278
     Research and development          303,267        530,891          791,258
                                      --------       --------         --------
Total Operating Expenses               606,279      1,008,603        1,463,536
                                      --------       --------         --------

          Income from operations      (389,915)      (792,239)      (1,247,173)

Other Income(Expense):
     Currency Exchange differences    (116,678)       (59,437)          23,975
     Interest Income                    43,739         70,732          101,098
     Depreciation                      (26,004)       (38,262)         (44,799)
                                      --------       --------         --------
Total other Income(Expenses)           (98,943)       (26,967)          80,274

Income before provision
              for income taxes        (488,859)      (819,207)      (1,166,899)

Provision for Income Taxes                   0              0                0
                                      --------       --------         --------
           Net Profit (Loss)          (488,859)      (819,207)      (1,166,899)
                                      --------       --------         --------

Earnings Per Share                       (0.08)         (0.13)
                                      --------        --------        --------

Weighted Average Common and Common
     Equivalent Shares Outstanding   6,276,600       6,276,600       6,276,600
                                     ---------       ---------       ---------

Although the company was incorporated on May 2, 1996 it did not make any transactions until July 1996 and as such the comparatives are zero for the Three and Six month ended June 30, 1996

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Six Months      Cumulative since
                                                 Ended          Incorporation
                                              June 30, 1997        May 2,1996
                                                ---------           ---------
                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income(Expense)                           $(819,207)       $(1,166,899)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation                                     38,262             44,799
    Increase in Prepaid Expenses                     (1,342)           (51,976)
    Decrease in Accounts Payable                     (9,910)           (91,084)
    Increase in Accounts receivable                (227,993)          (227,993)
                                                   ---------          ---------
  Net cash provided by operating activities      (1,020,190)        (1,493,153)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of Computers, Equipment & Vehicles   (295,869)          (400,612)
                                                  ---------         ---------
       Net cash used in investing activities       (295,869)          (400,612)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock, net of
    issuance costs                                        0          3,825,682
    Effects of exchange rate changes on Cash         14,121            165,000
                                                  ---------         ---------
       Net cash from financing activities            14,121          3,990,682

Net (decrease)/increase in cash and cash
equivalent                                       (1,301,938)         2,096,917

Cash and cash equivalents at beginning of
period                                            3,398,855                  0
                                                  ---------          ---------

Cash and cash equivalents at end of period        2,096,917          2,096,917
                                                  ---------          ---------
                                                  ---------          ---------

Although the company was incorporated on May 2, 1996 it did not make any transactions until July 1996 and as such the comparatives are zero for the Three and Six month ended June 30, 1996

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FROM INCORPORATION THROUGH JUNE 30, 1997
(Unaudited)

                                                        Deficit
                                                      Accumulated     Foreign
                              Common  Stock   Paid-In   During       Currency
                              Shares  Amount  Capital  Development  Translation

Balance At Incorporation          0       0           0           0          0

Net Loss from 2-May-96 to
31-Dec-96                                                  (347,692)


Issuance of Common Stock to
31-Dec-96 Public And Private
Offerings:

May 1996 At $.001/Sh      2,750,000   2,750
August 1996 At $.40/ Sh   2,392,500   2,393    954,607
December 1996 At $3/ sh   1,000,000   1,000  2,999,000


Stock Issued As Commissions:

August, 1996 At $.40 /Sh     91,000      91     36,309
November, 1996 At $3 /Sh     43,100      43    129,257

Issuance Expenses Of Capital
Stock                                         (299,768)
Translation Adjustment For
The Period                                                             (31,289)
                          ____________________________________________________
Balance At Dec 31, 96     6,276,600   6,277  3,819,405     (347,692)   (31,289)


Net Loss For The Period To 30-June-97                      (819,207)

Translation Adjustment For The Period                                   13,208
                               _______________________________________________
Total For The Period      6,276,600   6,277  3,819,405   (1,166,899)   (18,081)
                          ----------------------------------------------------
                          ----------------------------------------------------


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1997

A.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Jyra Research Inc ("Jyra" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


B.  CASH AND CASH EQUIVALENTS
For purposes of the condensed consolidated balance sheets and statements of cash flows, the Company considers money market funds and other similar financial instruments with an original maturity date of three months or less to be cash equivalents.


C.  EARNINGS PER SHARE
Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.


D.  STOCK OPTION PLAN

The Company has a stock option plan for key employees of the Company.
The Plan was adopted July 20, 1996. The Plan provides for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code, as well as non incentive stock options. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted. On March 30th 1997, the original Stock Option Plan dated July 20th 1996 allowing for the grant of up to a total of 300,000 common shares was amended to allow for the grant of up to a total of 500,000 common shares.

During the 2nd quarter 1997, 237,000 shares were granted to the following schedule:

                                         PERCENT
                                     EXERCISABLE
 EXERCISE EVENT
One Year From Grant Date                     25%
Two Years From Grant Date                    25%
Three Years From Grant Date                  25%
Four Years From Grant Date                   25%

            The number of shares for which options may be granted cannot exceed 500,000 shares of the Company's common stock. The Plan shall terminate on the tenth anniversary of its original effective date, July 20, 1996, after which no awards may be granted.

          Transactions involving the Plan are summarized as follows:


                                                                     AVERAGE
                                                                     OPTION
                     Grant        Expiry             OPTION PRICE     PRICE PER
OPTION SHARE          Date          Date     SHARES      PER SHARE    SHARE
Granted          30 Apr 97      29 Apr 02   227,000     $16.00        $16.00
Granted           05Jun 97      04 Jun 02    10,000     $18.50        $18.50
                                           _________________________________
Total                                       237,000  $16.00-$18.50    $16.10




At June 30, 1997 there were 392,000 shares under option of which none are exercisable as at June 30, 1997

At June 30, 1997 there were 108,000 shares available for future grants under the Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of section 27A of the Securities and Exchange Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which reflect the Company's current judgement on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under BUSINESS RISKS on page 10 and in the Company's Registration Statement on Form S1 which is on file with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

Revenues for the quarter ended June 30, 1997 were $226,276. Since the quarter ended June 30, 1997 was the first quarter that the company has generated any revenue there are no historical figure to make comparisons against. This Revenue was derived from the initial orders for the company's Mid Level Manager
(MLM) launched during May 1997. The MLM is the first version of the company's Architecture to be released. Significantly all the company's revenue derived from the sale of this software.

Cost of revenues consists of the manufacturing cost of producing the software and its packaging. Gross margin as a percentage of revenues were 95% for the three and six months ended June 30, 1997.

Research and development expenses were $303,267 in the second quarter of fiscal year 1997. This relates mainly to funding the staffing and equipment expense to support growth in the Company's product development. The Company believes continued commitment to research and development is required to remain competitive.

General and administrative expenses were $303,012 for the quarter ended June 30,1997. These general and administrative expenses were primarily the result of staffing to support operations and establish a sales presence in US and Europe.

Interest income was $43,739 in the second quarter of fiscal year 1997. The interest was generated from funds held on deposit and fixed term of one month or less.


Earnings(Loss) per share for the quarter ended June 30,1997 was ($0.08). The number of weighted average common shares outstanding was 6,276,600.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was ($1,020,190) for the six months ended June 30, 1997. The primary expenditure of this cash was to fund the operating expenses offset against initial revenue adjusted for depreciation, offset by Prepaid Expenses, Accounts Payable and Accounts receivable.

Net cash used in investing activities was $295,869 for the six months ended June 30, 1997. This fund were principally invested in additions to property and equipment


The company did not raise any funds through the issue of equity therefore net cash provided by financing activities was nil.

As of June 30, 1997, the Company's principal sources of liquidity included cash, cash equivalents, totalling $2,096,917. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company believes cash generated from operations, together with existing cash and investment balances, will be sufficient to satisfy operating cash and capital expenditure requirements through at least the next twelve months.


BUSINESS RISKS
The Company's future operating results may be adversely affected by certain factors and trends of its market which are beyond its control. The market for Jyra's products is characterized by rapidly changing technology and evolving industry standards. Jyra believes its future success will depend, in part, on its ability to continue to develop, introduce and sell new products. The Company is committed to continuing investments in research and development; however, there is no assurance these efforts will result in the development of products for the appropriate platforms or operating systems, or the timely release or market acceptance of new products.

The Company's results may be adversely affected by the actions of existing or future competitors including established and emerging computer, communications, intelligent network wiring, network management and test instrument companies. New and competitive entrants into the field of network fault and performance management may come from such diverse entities as established network hardware companies which have embedded systems in their network hardware and smaller companies which market their software products as having "network management" functionality. There can be no assurance Jyra will be able to compete successfully in the future with existing or future competitors. New entrants, new technology and new marketing techniques may cause customer confusion, thereby lengthening the sales cycle process for the Company's products, particularly the Company's system products. Increased competition may also lead to downward pricing pressure on the Company's products.



PART II.  OTHER INFORMATION

ITEM 6. Form 8-K
        The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JYRA RESEARCH INC
                                   (Registrant)


                                              By: /s/ Paul Robinson
                                                  ____________________
                                                  Paul Robinson
                                                  President & CEO

                                                  August 14, 1997





                                              By: /s/ Roderick Adams
                                                  _____________________
                                                  Roderick Adams
                                                  Chief Financial Officer,
                                                  Director (Principal Financial
                                                  and Accounting Officer)

                                                  August 14, 1997