Form 10-Q
period 1997-09-30
JYRA RESEARCH INC
filed 1997-11-13
CIK 1017334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

      __
     |_X_|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                              OR

      __
     |__|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to____________


          Commission file number   333-19183


           JYRA RESEARCH INC ( A Development Stage Enterprize )
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                                    98-0167341
------------------------------------------------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


    HAMILTON HOUSE,111 MARLOWES, HEMEL HEMPSTEAD, HERTFORDSHIRE    HP1 1BB  UK
------------------------------------------------------------------------------
(address of principal executive offices)                      (Zip Code)


                           (44) 1442 403600
   -----------------------------------------------------------------------
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



As of September 30, 1997, there were outstanding 12,553,200 shares of the Registrant's Common Stock (par value $0.001 per share).

                                    FORM 10-Q

                                     INDEX


                                                               PAGE
          Cover Page                                             1

          Index                                                  2



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets -
          Sept 30, 1997, December 31, 1996 and Sept 30, 1996     3

          Condensed Consolidated Statements of Income -
          three and nine months ended Sept 30, 1997,
          Sept 30,1996 and Cumulative since
          Incorporation May 2,1996                               4

          Condensed Consolidated Statements of Cash Flows -
          nine months ended Sept 30, 1997, Sept 30, 1996
          and Cumulative since Incorporation May 2,1996          5

          Consolidated Statement of Stockholders Equity          6
          from Incorporation through Sept 30, 1997

          Notes to Condensed Consolidated Financial
          Statements - Sept 30, 1997                             7 - 8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          9 - 10



PART II.  OTHER INFORMATION


ITEM 2.   Change in Securities                                   11


ITEM 6.   Form 8-K                                               11



Signatures                                                       12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET SEPT 30, 1997

                                     Sept 30, 1996  Sept 30, 1997  Dec 31, 1996
                                     -------------  -------------  ------------
                                                      (Unaudited)        (Note)
ASSETS
Current Assets:
    Cash and cash equivalents               682,696     1,402,071    3,398,855
    Prepaid expenses                          5,081        49,347       50,634
    Accounts receivable                           0       302,189            0
                                         ----------    ----------   ----------
       Total current assets                 687,777     1,753,607    3,449,489


Property and Equipment, at cost:
    Computers, Equipment & Motor Vehicles    46,527       497,360      104,743
Less accumulated depreciation and             2,147        86,853        6,537
     amortization
                                         ----------    ----------   ----------
Net property and equipment                   44,380       410,507       98,206
                                         ----------    ----------   ----------
Total Assets                               $732,157    $2,164,114   $3,547,695
                                         ----------    ----------   ----------



LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                          9,765      $106,472     $100,994
    Taxation                                  3,649        72,378            0
                                         ----------    ----------   ----------
       Total current liabilities             13,414       178,850      100,994


Stockholders' Equity:
    Common stock
 Issued :
        12,553,200 shares at Sept 30,1997
        6,276,600 shares at Dec 31,1996
        and 5,142,500 at Sept 30, 1996        5,143         6,277        6,277
    Additional paid-in-capital              954,607     3,819,405    3,819,405
    Deficit Accumulated During the
        development stage                  (241,742)   (1,771,596)    (347,692)
    Foreign Currency Transaction Adjustment     735       (68,822)     (31,289)
                                         ----------    ----------   ----------
Total stockholders' equity                  718,743     1,985,264    3,446,701
                                         ----------    ----------   ----------
Total liabilities & stockholders' equity   $732,157    $2,164,114   $3,547,695
                                         ----------    ----------   ----------

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                          Three and   Three Months Nine Months Cumulative since
                         NINE* Months     Ended          Ended    Incorporation
                        ended Sept 96   Sept 30,1997  Sept 30,1997    May 2,1996
                          (Unaudited)    (Unaudited)  (Unaudited)    (Unaudited)

Revenues:
     Product & Services             0      118,010      344,286        344,286
                             --------     --------     --------       --------
Total Revenues                      0      118,010      344,286        344,286
                             --------     --------     --------       --------

Cost of Revenues:
     Product & Services             0          (48)       9,865          9,865
                             --------     --------     --------       --------
Total Cost of Revenues              0          (48)       9,865          9,865
                             --------     --------     --------       --------
         Gross margin               0      118,058      334,421        334,421


Operating Expenses:
   General and admin          135,272      149,320      627,032        821,598
   Research and development   111,921      612,995    1,143,886      1,404,253
                             --------     --------     --------       --------
Total Operating Expenses      247,193      762,315    1,770,918      2,225,851
                             --------     --------     --------       --------

     Income from operations  (247,193)    (644,257)  (1,436,497)    (1,891,430)


Other Income(Expense):
   Currency Exchange differences    0       58,953         (484)        82,928
   Interest Income              7,598       22,661       93,393        123,759
   Depreciation                (2,147)     (42,054)     (80,316)       (86,853)
                             --------     --------     --------       --------
Total other Income(Expenses)    5,451       39,560       12,593        119,834

Income before provision
           for income taxes  (241,742)    (604,697)  (1,423,904)    (1,771,596)

Provision for Income Taxes          0            0            0              0
                             --------     --------     --------       --------
         Net Profit (Loss)   (241,742)    (604,697)  (1,423,904)    (1,771,596)
                             --------     --------     --------       --------


Earnings Per Share              (0.06)       (0.08)       (0.21)
                             --------     --------     --------       --------

Weighted Average Common     4,336,331    7,845,750    6,805,398
 and Common Equivalent       --------     --------     --------       --------
 Shares Outstanding


             NOTE
Although the company was incorporated on May 2, 1996 it did not make any transactions until July 1996 and as such the nine month figure and three month figure are identical for 1996

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Cumulative
                                      Three and NINE   Nine Months     since
                                       months Ended       Ended    Incorporation
                                       Sept 30,1996   Sept 30,1997  May 2,1996
                                           ---------   ---------     ---------
                                          (Note)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income(Expense)                      (241,742)  (1,423,904)  (1,771,596)


ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation                                2,147        80,316      86,853
   Increase in Prepaid Expenses               (5,081)        1,287     (49,347)
   Decrease in Accounts Payable              (13,414)       77,856    (106,472)
   Increase in Accounts receivable                 0      (302,189)   (302,189)
                                           ---------     ---------   ---------
 Net cash provided by operating activities  (258,090)   (1,566,634) (2,142,751)


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of Computers, Equipment &       (46,527)     (392,617)   (497,360)
   Vehicles
                                           ---------     ---------   ---------
     Net cash used in investing activities   (46,527)     (392,617)   (497,360)



CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock,
   net of issuance costs                     959,750             0   3,825,682
   Effects of exchange rate changes on Cash   27,563       (37,533)    216,500
                                           ---------     ---------   ---------
      Net cash from financing activities    (987,313)      (37,533)  4,042,182

Net increase/(decrease) in cash and cash
equivalent                                   682,696    (1,996,784)  1,402,071

Cash and cash equivalents at beginning             0     3,398,855           0
of period                                  ---------     ---------   ---------

Cash and cash equivalents at end of period   682,696     1,402,071   1,402,071
                                           ---------     ---------   ---------
                                           ---------     ---------   ---------

Although the company was incorporated on May 2, 1996 it did not make any transactions until July 1996 and as such the nine month figure and three month figure are identical for 1996

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FROM INCORPORATION THROUGH SEPT 30, 1997
(Unaudited)

                                                        Deficit
                                                      Accumulated     Foreign
                              Common  Stock   Paid-In   During       Currency
                              Shares  Amount  Capital  Development  Translation


Balance At Incorporation          0       0           0           0          0


Net Loss from May 2, 96 to
Dec 31, 96                                                 (347,692)


Issuance of Common Stock
to Dec 31, 96 Public And
Private Offerings:

May 1996 At $.001/Sh      2,750,000   2,750
August 1996 At $.40/ Sh   2,392,500   2,393    954,607
December 1996 At $3/ sh   1,000,000   1,000  2,999,000


Stock Issued As Commissions:

August, 1996 At $.40 /Sh     91,000      91     36,309
November, 1996 At $3 /Sh     43,100      43    129,257


Issuance Expenses Of Capital
Stock                                         (299,768)


Translation Adjustment For
The Period                                                             (31,289)
                          ____________________________________________________
Balance At Dec 31, 96     6,276,600   6,277  3,819,405     (347,692)   (31,289)



Scrip Divided Sept 97     6,276,600


Net Loss For The Period                                  (1,423,904)
To Sept 30, 97


Translation Adjustment                                                 (37,533)
For The Period
                        ______________________________________________________
Total For The Period     12,553,200   6,277  3,819,405   (1,771,596)   (68,822)
                          ----------------------------------------------------
                          ----------------------------------------------------


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               Sept 30, 1997


A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Jyra Research Inc ("Jyra" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1. The results of operations for the three and nine months ended Sept 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

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



D.  STOCK OPTION PLAN


The Company has a stock option plan for key employees of the Company.
The Plan was adopted July 20, 1996. The Plan provides for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code, as well as non incentive stock options. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted. On March 30th 1997, the original Stock Option Plan dated July 20th 1996 allowing for the grant of up to a total of 300,000 common shares was amended to allow for the grant of up to a total of 500,000 common shares. The stock option plan has been adjusted for the 100% stock dividend and allows for the grant of up to a total of 1,000,000 common shares.

During the 3rd quarter 1997, 20,000 shares were granted at a option price per share of $8.50 to the following schedule:



                                         PERCENT
                                     EXERCISABLE
 EXERCISE EVENT

One Year From Grant Date                     25%
Two Years From Grant Date                    25%
Three Years From Grant Date                  25%
Four Years From Grant Date                   25%




During the 3rd quarter 1997, 108,000 shares were granted at a option price per share of $8.50 to the following schedule:

                                         PERCENT
                                     EXERCISABLE
 EXERCISE EVENT

One Year From Grant Date                     50%
Two Years From Grant Date                    25%
Three Years From Grant Date                  25%



            The number of shares for which options may be granted cannot exceed 1,000,000 shares of the Company's common stock. The Plan shall terminate on the tenth anniversary of its original effective date, July 20, 1996, after which no awards may be granted.


At Sept 30, 1997 there were 887,000 shares under option.


At Sept 30, 1997 there were 113,000 shares available for future grants under the Plan.

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


RESULTS OF OPERATIONS

Revenues for the third quarter ended Sept 30, 1997 were $118,010. Since the company did not generate any revenue during the quarter ended Sept 30, 1996, there are no comparable figures. During the quarter ended Sept 30, 1997 revenues were derived from sales of the Mid Level Manger (MLM) component of the first version of Jyra's Service Management Architecture (SMA). In late July the company announced the launch, to be held in late September, of the new more advanced SMA Version (2). The SMA Version 2 reflected specific additional value requested by major customers such as MCI Telecommunications Corp, BT ("British Telecommunications plc")and Cap Gemini. During the ended Sept 30, 1997 the company's sales & marketing efforts were principally focused on the forth coming launch of Version 2, which took place in the final week of the third quarter. Since Sept 30, 1997, the company has received orders for its version 2 product from customers in Europe and US who include, amongst others, MCI Telecommunications Corp, Perotsystems and BT ("British Telecommunications plc").


Research and development expenses increased 447% to $612,995 for the quarter ended September 30,1997 compared to $111,921 for the quarter and nine month period ended September 30, 1996. For the nine months ended September 30, 1997, research and development expenses was $1,143,886 there are no comparable previous years figures due to the nine month figures only covering an operating period of less than three months. The substantial increase in spending was the result of increased staffing and equipment expense to support the development of the existing SMA and additional new products expected to be released in the first quarter of fiscal year 1998 and beyond. The Company believes continued commitment to research and development is required to remain competitive.


General and administrative expenses for the quarter ended September 30, 1997 increased 10.4% to $149,320 compared to $135,272 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, general and administrative expenses were $627,032 there are no comparable previous years figures due to the nine month figures only covering an operating period of less than three months. These marginal increases in general and administrative expenses were primarily due to increased administration staffing and related expenses to support operations.


Interest income was $22,661 in the third quarter of fiscal year 1997. The interest was generated from funds held on deposit and fixed term of one month or less.


Earnings(Loss) per share for the quarter ended Sept 30,1997 was ($0.08). The number of weighted average common shares outstanding was 7,845,750.

LIQUIDITY AND CAPITAL RESOURCES


Net cash used by operating activities was ($1,566,634) for the nine months ended Sept 30, 1997. The primary expenditure of this cash was to fund the operating expenses offset against initial revenue adjusted for depreciation, offset by Prepaid Expenses, Accounts Payable and Accounts receivable.


Net cash used in investing activities was $392,617 for the nine months ended Sept 30, 1997. These funds were principally invested in additions to property and equipment.


The company did not raise any funds through the issue of equity therefore net cash provided by financing activities was nil.


As of Sept 30, 1997, the Company's principal sources of liquidity included cash, cash equivalents, totalling $1,402,071. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company believes cash to be generated from operations, together with existing cash and investment balances, will be sufficient to satisfy operating cash and capital expenditure requirements through at least the next twelve months.




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

PART II.                       OTHER INFORMATION



ITEM 2. Change in Securities


       On August 14, 1997 the company announced a two for one stock split in the form of a 100 percent stock dividend. The stock dividend was distributed on September 5, 1997, on the basis of one new share for every existing share, to shareholders of record as of August 25, 1997. The effective (ex) date of the dividend was Sept 8, 1997. Immediately after the issue the company had 12,553,200 shares issued and outstanding.



ITEM 6. Form 8-K


       The Company did not file any reports on Form 8-K during the three months ended Sept 30, 1997.













































                                       11
                                   SIGNATURES



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

                                                  November 12, 1997





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

                                                  November 12, 1997