Form 10-K
period 1997-12-31
JYRA RESEARCH INC
filed 1998-04-15
CIK 1017334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

      __
     |_X_|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1997


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The approximate aggregate market value of the voting stock held by non-affiliates of the registrant on 14 April 1998, was $84,500,000 based on the closing sales price of the Company's Common Stock as reported on The OTC Bulletin Board National Market. As of 14 April 1998, the registrant had outstanding 12,890,250 shares of Common Stock, par value $0.001, of which the Company believes 7,390,250 are owned by persons other than the Company's executive officers and members of the Board of Directors and the beneficial owners of 5% or more of the voting stock of the Company.

                               JYRA RESEARCH INC

                             1997 FORM 10-K REPORT

                               TABLE OF CONTENTS

PART I
  ITEM 1.     Business
  ITEM 2.     Properties
  ITEM 3.     Legal proceedings
  ITEM 4.     Submission of matters to a vote of security holders

PART II
  ITEM 5. Market for the registrant's common equity and related stockholder matters
  ITEM 6.     Selected financial data
  ITEM 7. Management's discussion and analysis of financial condition and results of operations
  ITEM 8.     Financial statements and supplementary data
  ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosures

PART III
  ITEM 10.    Directors and executive officers of the registrant
  ITEM 11.    Executive compensation
  ITEM 12.    Security ownership of certain beneficial owners and management
  ITEM 13.    Certain relationships and related transactions
PART IV
  ITEM 14.    Exhibits, financial statement schedules and reports on Form 8-K

This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the Company's current judgement on those issues. Because such statements apply to future events, they are subject to risks and uncertainties and, therefore, the actual results may differ materially. Important factors which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under BUSINESS RISKS contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and in other reports filed with the U.S. Securities and Exchange Commission from time to time.

                                     PART I

Item 1. Business.(1)

The Company was incorporated on May 2, 1996 under the laws of Delaware. The Company is in the business of designing, developing, and marketing computer network management systems to (i) maximize network productivity, (ii) minimize network downtime, and (iii) solve network problems caused by the constant increase in network traffic, combined with the growing complexity of networks.
 These problems result in escalating costs and major systems failures across the corporate spectrum. Management believes that current network management systems do not have the capability to effectively deal with these problems.

                                Background

Over the past ten years corporations have moved rapidly from using mainframe computers with numerous access terminals to individual personal computers ("PCs"), interconnected by networks. This has resulted in the network traffic increasing to the point where it outstrips the capacity of the existing networks.

A corporate network may connect thousands of individual PCs together. The network, rather than a mainframe computer, now connects all the parts of the organization together. This resulting increase in network use can result in increased costs to a company including (i) uncontrolled and unknown network traffic, (ii) unnecessary telephone costs, and (iii) poor usage accounting.

Management believes there a number of problems with the management of networks
today.   One major problem with existing network management systems is their inability to determine the reason why the link between two PCs is busy, or which type of traffic is causing the congestion (i.e., processing, spreadsheets, dealer feeds, games, etc.).

Management believes that another major problem with existing network management systems is their inability to efficiently and cost-effectively do anything other than real-time sampling. Real time sampling will only describe the current state of the system, which immediately after a failure is "down". Management believes that a real-time view is not effective for long-term solving or diagnosis.

(1) Reference is made to "Glossary of Terms" at pages 11-13, for description of terms used in this Annual Report.

Management believes that existing network management devices are expensive, while being limited to carrying out a single function. Existing networks probe devices or network analyzers require other devices for these products to work most effectively. Accordingly, the cost of deploying these network probes and related devices can be quite expensive.

    Planned Initial Products


     Initially, during 1997 the Company planned to design a range of portable software tools and centralized systems that would combine advanced protocol decode and expert analysis capabilities. These tools were planned to facilitate identification, diagnosis and resolution of network problems.

The Company's planned initial products had diagnostic and service level monitoring components and are listed below:


PRODUCT                              APPLICATION

1. Mid-Level Manager                 Service Level Monitoring

2. Diagnosis Pack                    Diagnostic

3. Analysis Pack                     Diagnostic

4. Probe                             Diagnostic

5. Service Level Manager             Service Level Monitoring

As the Company began detailed design work for each of the products listed above, the Company shared its plans with a number of its major potential customers, in order to obtain their input at an early stage. The Company learned from this input and from its own research that customer demand was much stronger for service level monitoring products than it was for diagnostic products. In particular, Management of the Company believed that the demand for products that monitored network performances in support of commercial service level agreements would be much greater than purely diagnostic devices.

Accordingly, Management emphasized development of the Mid-Level Manager and Service Level Manager and launched an initial version of the Mid-Level Manager during the second quarter of 1997. The Mid-Level Manager was designed to provide an interface between the raw statistics gathered at a probe and the presentation layer software used to display this data.
The Mid-Level Manager supports (i) RMON data capture interface, allowing data capture from existing RMON probes, and (ii) SNMP data capture interface allowing data capture from existing SNMP devices. At the present time the Company is not expending any material resources on the development of the Diagnosis Pack, Analysis Pack or Probe.

Version 1.0 of the Mid-Level Manager was purchased, in small quantities, by, among others, MCI, Glaxo and British Telecom.

The Service Level Manager initially focused on measuring and reporting on response time as experienced by network users.


Throughout 1997 Management of the Company continued to work closely with major potential customers, particularly telecommunications companies, to learn more about their needs, with a view towards incorporating their requirements in the
Company's products.   This process resulted in the Company arriving at the
concept of a Services Management Architecture ("SMA"). SMA is an architecture in which multiple Service Level Managers and Mid-Level Managers act as a single distributed system reporting on network response time, or network performance, as experienced by users at different locations. The initial version of the SMA was released in the third quarter of 1997, and Version 2.0 of the SMA was launched in September 1997.


After Version 2.0 of the SMA was launched the Company continued to communicate with customers and potential customers to ascertain how well the product was meeting their needs. Based upon feedback and the constantly evolving market place and needs of customers and potential customers, Management of the Company determined that the greatest potential for revenue growth was in monitoring large networks.


This meant that the SMA needed to operate in a distributed manner whereby semi-autonomous components of the software could be spread across a large network to monitor network response times from multiple locations, reporting back to a central console as required, and so scaling to manage up to carrier class networks. Management made the decision to redesign the service level and mid level manager to be components of a potentially large distributed system. Accordingly, the Company has begun redesigning Version 2.0 of the SMA to meet the requirements of distributed and scalable operations. The first significant distributed components of SMA are planned to be available for customer release at end of May 1998.


Service Management Architecture

The Service Management Architecture ("SMA") is a distributed network management architecture designed to provide detailed, accurate overviews of the network service being delivered to the actual end-user. It is intended that this focus on the end-user allows the SMA to be used as a tool to ensure both the integrity of a network and the ability to provide justification of Service Level Agreements to important customers. By constantly monitoring the services that are being provided, the SMA is designed to identify weak spots in the network configuration brought on by hardware failure, congestion, or other causes.

The SMA is comprised of:

        Mid-Level Manager; and

        Service Level Monitor


The SMA mounts on Windows NT 4.0, platform and adheres to industry standards for SNMPv1 & SNMPv2.Requirements for dedicated PC and workstations are dependent upon specific traffic and monitoring environments. The SMA provides a suite of tools and agents to the network manager through an ordinary browser. These include:

Network equipment availability monitoring;

End-to-end application response time monitoring and trending of today's client server based applications;

Internet/Intranet/Extranet response time monitoring of HTTP servers and proxy agents;
Detailed end-to-end network latency monitoring and trending;

Network bottleneck/slow link identification;


Distributed SNMP data collection;

Distributed trap relay;


Standard World Wide Web browser-based configuration and reporting.


Mid-Level Manager

The MLM is the key unit of the SMA. It allows individual agents to be configured to collect response time data from network devices by distributing the task across its management architecture. In this way response time data can be collected from the various Service Level Monitors and summarized into reports which highlight the pertinent areas of the network.


Service Level Monitor

A Service Level Monitor ("SLM") gathers response time data from networks using scheduled agents. The SLM has the ability to report the collected data to a Mid-Level Manager which collates and summarizes the acquired data from multiple SLMs into hierarchical report structures for accurate pinpointing of network shortcomings and critical performance areas in large-scale networks.

Intranet Service Monitor

The Company's Intranet Service Monitor ("ISM"), using Java based agents, mimics real user behavior when accessing Intranet applications and records its experience. The ISM is not part of the Service Management architecture but is designed primarily as a demonstrator rather a commercial tool.

 DISTRIBUTION, MARKETING AND CUSTOMERS

Distribution

The Company markets its products to end users in the United States and Europe both through its direct sales force and authorized resellers. The companies do not receive sales commissions, but are entitled to purchase at a discount (relative to suggested end-user prices) for the products, which they resell. The Company has authorized a number of smaller specialized resellers in the UK and has recently concluded an agreement with Socrates Inc, who will be the exclusive marketer of Jyra's software products and applications into key East Coast markets, where it is already an established supplier of among others Cisco, Hewlett Packard, and Sun Micro Systems products. This agreement greatly expands the Company's existing coverage in the USA and broadens the range of integration services that it can now offer to its software customers.

The Company is subject to the normal risks of conducting business internationally, including longer payment cycles and greater difficulty in accounts receivable collection. The Company generally offers 30 day net terms in the United States, Canada and Europe.

The Company's resellers sell and represent other companies' products which may be competitive with those of the Company. While the Company encourages these integrators, and resellers to focus on its products through marketing and support programs, there is risk they may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products. In addition, these systems integrators and resellers may not have the resources to expand their operations to meet increased demand for the Company's products.

Marketing

The Company's marketing efforts focus on the Company's products and services to meet customers' changing needs for service performance and fault management. Some of the programs in which the Company are involved include participation in industry trade shows, advertising in the trade press, conducting seminars and electronic marketing through the Internet.

The Company established a sales presence in the United States during April 1997 and attended Interop in Las Vegas, Nevada in May 1997. At this show the Company publicly launched its first product, the MLM.

In addition, during May 1997, the Company opened a sales office in San Jose, California. Initially, the Company hired two people for its United States operations. As at 15 April 1998 the Company employed 3 people in the United States. There can be no assurance that the Company will be able to attract additional qualified salespeople or that any salespeople hired will be successful. Moreover, there can be no assurance that the Company's products will be well received or that the United States activities will result in significant revenues for the Company.

MARKET FOR COMPANY'S PRODUCTS

Because the market for LAN and WAN fault and performance management tools and systems is subject to changing competitive forces and new functionality in products, it is difficult for the Company to precisely estimate the requirements of its customers and, therefore, the size of its potential market. To date, the Company has sold products to customers primarily in the following industries - telecommunications and pharmaceuticals.

The market for network monitoring equipment is a result of the general globalization of business. Corporations are increasing selling, developing and supporting products at all times, throughout the world. This, in turn, causes the creation of additional corporate networks.

Management believes there are millions of computers connected to local area networks around the world. Management also believes that the growth of these corporate networks will continue to grow rapidly, fueled, in part, by the growth in the Internet and the telecommunications industry. Management believes that the market for network monitoring equipment is growing and that the opportunity exists for new products to find acceptance in the marketplace.

Management believes the market for its products is focused in two major areas and has recruited a direct sales force, 3 in the USA and 4 in Europe, to target key organizations in each sector described below.


1). Service Providers: Companies that provide information services, including telecommunication carriers, Internet Service Providers, cable companies, and wireless communication providers.

The Company has approached major telecommunications companies in the United Kingdom and the United States with a view to initiating trials of the Company's systems in the areas of networking and Internet problem solving.

The Company has trials underway at British Telecom and in January 1998, the Company's Mid-Level Manager and Service Level Manager were chosen by MCI to serve as a component in MCI's new Advanced Trouble Analysis Center (ATAC) service. Jyra receives no revenues for the service sold by MCI to their customers, but charges MCI for software licenses used in deployed in support of the service. The Jyra element of the ATAC service is still at an early stage, and although it is excepted that this service will begin generating revenue for the Company there can be no guarantee that any significant revenue will be received.

2).  Enterprises:   Large organization with complex networking needs, usually
spanning multiple locations and types of computer systems. Enterprises are major consumers of network management technology. Networks are crucial to the success of these companies. Although networks are important strategic assets for these companies, they also present major risks and constitute major expenses.

The Company's strategy is to target Enterprises through telecommunications companies as a delivery channel. Our sales force promotes our products within an Enterprise but steers the customer towards a telecommunications partner such as British Telecom or MCI.

However, there can be no assurance that the Company will be able to successfully market its products to telecommunications companies or that these companies would distribute the Company's products to their customers.


SUPPORT SERVICES

The Company supports its products domestically on a direct basis and internationally through a combination of direct support and with the assistance of systems integrators. The Company currently offers a range of services, including product support, education and network consulting, although management expects that its systems integrators will be the primary providers of services associated with the Company's product range.

The Company's products are typically sold with a support agreement of up to one year included in the sales price. The Company also offers support services for its products beyond this initial period, for a fixed fee, through its support program. Customers whose products are covered under support agreements receive software updates, phone-in technical support, and various electronic support options. Warranty costs to date have not been significant.


COMPETITION

Typical customers spend in excess of $250,000 on systems management products, and an additional $250,000 to make the products perform. Jyra's distributed approach, once implemented, will allow customers to buy individual components as required with an entry level solution available from $30,000.

The Company competes for revenue within the network and systems management market both with established and emerging; computer, communications, intelligent network wiring, network management and test equipment companies. The Company offers an alternative to these approaches and has not had its pricing eroded by direct like for like competition; however there can be no guarantee that such competition will not appear in the future.
Currently, the primary competitors for the Company's products are Hewlett-Packard Company ("Hewlett-Packard") and the Tivoli product range from IBM. IBM and Hewlett-Packard have greater name recognition, more extensive engineering, manufacturing and marketing organizations and substantially greater financial, technological and personnel resources than those available to the Company. Other competitors include Azure Technologies Incorporated, Netscout Software Development, Inc., Wandel & Goltermann, Inc.,Shomiti Systems, Inc. and embedded systems companies

In addition to its current principal competitors, the Company expects substantial competition from established and emerging computer, communications, intelligent network wiring, network management, embedded systems and test instrument companies.

There can be no assurance the Company will be able to compete successfully in the future with existing or anticipated competitors. Moreover, there can be no assurance that the Company's products will ever receive commercial acceptance or that there will ever be any meaningful sales of its products. Furthermore, new companies may emerge at any time with products that are superior, or that the marketplace perceives are superior, to the Company's products. New entrants, new technology and new marketing techniques may cause customer confusion, thereby lengthening the sales cycle process for the Company. Increased competition may also lead to downward pricing pressure on the Company's products.

The LAN and WAN industries are characterized by rapid technological advances and can be significantly affected by product introductions and market activities of industry participants.

Competitive pressures from companies which offer lower prices or introduce new products may, in some instances, result in delayed or deferred purchasing decisions by potential customers of the Company. Purchase delays or deferrals by potential customers of the Company's products may require the Company to reduce its prices. These competitive scenarios could materially adversely affect the Company's revenues and operating margins.


EMPLOYEES

At December 31, 1997, the Company employed a total of 25 persons, including 5 in sales, marketing and services, 13 in product development and technical support, and 7 in management, administration and finance. During fiscal year 1997, the vast majority of research and development efforts have been performed by Company employees rather than outside consultants . None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes its employee relations are good.

Competition in the recruiting of personnel in the computer and communications industry is intense particularly in the research and development and sales arenas. The Company believes its future success will depend, in part, on its continued ability to hire and retain qualified management, marketing, sales and technical employees, of which there can be no assurance.

LICENSE FROM SUN MICROSYSTEMS

On June 29, 1996, the Company entered into a Technology License and Distribution Agreement ("Agreement") with Sun Microsystems, Inc. ("Sun").
Under the Agreement, the Company was granted a worldwide non-exclusive license to develop and distribute products based upon Sun's Java technology (the "Java Technology"). The Agreement does not prohibit the Company from using technology which is competitive with Java Technology. Management expects Java Technology to be a suitable basis for the Company's products and intends to develop the Company's products based in a large part upon Java Technology.

Pursuant to the Agreement, the Company is required to meet three principal payment obligations to Sun, consisting of: A. upfront license fees; B. per unit royalties; and C. support and update fees.

The Agreement is capable of ending either by expiration or termination. The Agreement is scheduled to expire at the end of its stated initial term of five
(5) years, after which the Company may, at its option, elect to renew the Agreement for as many as five successive terms of one (1) year each. If the Agreement ends by expiration of any such term, then, after expiration, the Company may continue to sell its products incorporating Java Technology as such technology existed at the time of expiration ,subject always to the Company's continuing obligation to pay "per unit royalties."

Alternatively, if the Agreement ends by termination (as distinguished from expiration), the Company would be required to cease selling any products incorporating Java Technology immediately, at which point the Company would very likely have no practical alternative but to rewrite its products based upon alternative technology. There can be no assurance that such alternative technology would prove equally suitable for the Company's products. It is possible for either party to terminate the Agreement on grounds of the other party's breach, or upon grounds stated in the Agreement. The Company also has the contractual right, at its option, to elect to terminate Agreement for its convenience effective as early as the end of the second year of the initial term.


PROPRIETARY RIGHTS AND LICENSES

At the present time, the Company does not own any patents relating to any of its Products. Management intends to rely primarily upon copyright, trademark and trade secret laws to establish its proprietary rights in its products. Because the LAN and WAN industry is characterized by rapid technological change, the Company will be relying upon its innovative management, technical expertise, and marketing skills to develop, enhance and market its products.

          Following is a glossary of terms used in this annual report.

                                  GLOSSARY OF TERMS




 Access Terminal     A screen and keyboard solely to access information;
                     incapable of independent operation.

 Agent A software component that can be loaded into different parts of the network.

 ATM Asynchronous Transfer Mode. A new method of allowing far greater volumes of data to be passed through a network.

 Backbone            A series of devices used to guide and direct data
 Routers             efficiently to its destination by the most appropriate
                     path.

 Bridges Devices that prevent local traffic from being flooded to an entire network.

 Broadcast           Any data or signal that is transmitted throughout the
                     Entire network.

 Code                Language in which software programs are written.

 Control Methods to inhibit the flow of data Mechanisms communications traffic.

 Dealer Feeds        Electronic supply of financial market data.

 Ethernet            A standard that defines the way data is transmitted.

 FDDI A standard that defines the way data is transmitted over fiber optic cable.

 Global Network      A data communications network that connects interconnects
                     international operations worldwide.

 IBM SNA A standard that defines the way in IBM computers are connected.

 Interface           Adapters that connect a device to Modules the network.


 Interop A major international trade show attended by leading Internet and networking technology companies.

 LAN Local Area Network. This is a network designed to interconnect personal computers within a localized environment by a type of highspeed data communications arrangement.

 Management          General term that refers to any system for administering
 System              network devices or traffic.

 Mbps Millions of bits per second. A measurement of the amount Of data passed. A bit is the smallest unit of data.

 Modern              Generic term for new applications that use the network.
 Network             Current applications are video, image and multi-media
 Applications        applications.

 Network The infrastructure that interconnects computers to one another.

 Novell Netware      A widely used network operating  system that allows users
                     to share data.

OEM Original Equipment Manufacturer. An industry term for equipment originally manufactured by a third party, but branded and sold by a separate vendor.

 On-line             Active live connection.

 Outsourcers         Companies that are responsible for operating and
                     Maintaining networks on behalf of clients.

 Probe A device that is connected to a network for the proper Monitoring of networks.

 Protocols           The sets of rules or standards that describe the way in
                     which traffic is presented to devices on a network.
                     The most widely used of which are IP (often called
                     TCP/IP) and IPX (most often used by Novell Netware)

 Protocols           The ability to breakdown and analyze the way in which
 Decoder             traffic is presented to a network device.

 RMON A standard for describing what should be monitored by a Network device.

 RMON 2              A revision of the RMON standard.



 Serial Line         Probe devices that monitor the lines that connect serial
 Analyzers           networks at different locations.

 SNMP Simple Network Management Protocol. A Standard for monitoring network hardware.



 TCP/IP A standard that describes the way in which data traffic is transmitted across a network.

 Trunk A line that connects remote locations over Telecommunications networks.

 Token Ring          A form of Local Area Network (LAN).

 Traffic             The data that passes across a network.

 UNIX                A standard operating system for computers.

 Usage The ability to identify the origin of Accounting traffic and thereby charge back network costs to the source.

 WAN Wide Area Network. A network that connects users via telecommunications lines.

ITEM 2.  PROPERTIES

The Company's principal executive administrative, marketing and product development facilities consist of approximately 2,700 square feet in buildings in Hemel Hempstead, Hertfordshire HP1 1BB England. The Company pays an annual rental of 23,500 pounds sterling. The lease expires in August 1999. In addition, the Company is leasing an office in San Jose, California, on a month-to- month basis, at a rental of $1,800 per month.



ITEM 3.  LEGAL PROCEEDINGS

As of 15 April 1998, there are no material legal proceedings pending against the Company that will have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

TRADING MARKET OF COMPANY'S SHARES

    The principal trading market for the Company's shares is the National Association of Securities Dealers Over the Counter Bulletin Board ("OTC Bulletin Board"), on which the Company's shares have traded since
September 24, 1996. The price range of trading in the Shares, on a quarterly basis, since that time, is as follows:

                 OTC BULLETIN
                 BOARD
                                                    1996 Trades         Volume
                                                    Low |High

                 3rd Quarter                       0.45 | 0.8125       364,400

                 4th Quarter                       0.75 | 6.00       8,993,000



                                                    1997 Trades         Volume
                                                    Low |High

                 1st Quarter                       3.56 | 12.00      5,512,600

                 2nd Quarter                       7.94 | 10.375    10,053,600

                 3rd Quarter                       6.69 | 16.31     14,917,000

                 4th Quarter                       7.25 | 11.75      5,503,600


                                                     1998 Trades        Volume
                                                     Low |High

                  1st Quarter                      8.50 | 13.50      3,162,800

                  2nd Quarter                     11.19 | 14.13        956,900
(until 14th April 1998)

Note: OTC Bulletin Board Quotations - The OTC Bulletin Board quotations represent inter-dealer prices, without mark-ups, commissions, etc., and they may not necessarily be indicative of actual sales prices.

The last trade of the Shares on the OTC Bulletin Board on 14 April 1998 was $11.4375.

HOLDERS OF RECORD

As at 14 April 1998 the Company had 33 Holders of Record on its shareholder register.


DIVIDEND INFORMATION

The Company has never declared or paid cash or other dividends on its Shares and it is currently the intention of the Company not to declare or pay cash dividends on its Shares. The payment of cash dividends in the future will depend on the Company's earnings, financial condition, capital needs and other factors deemed relevant by the Board, including statutory restrictions on the availability of capital for the payment of dividends, the rights of holders of any series of preferred stock that may hereafter be issued and the limitations, if any, on the payment of dividends under any then-existing credit facility or other indebtedness. It is the current intention of the Board to retain earnings, if any, to finance the operations and expansion of the Company's business.

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF INCOME DATA

                                                     YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                                                   Eight months
                                                                 ended December
                                            1997                           1996
                                        ----------                   ----------

Revenues...............        .      .     392,083                          0$
Net income............  ...              (2,422,705)                  (347,692)
Earnings per share..(2)....    ...           $(0.19)                     (0.04)
Weighted average common and common       12,587,367                  8,876,364
equivalent shares outstanding..

CONSOLIDATED BALANCE SHEET DATA

                                                         AS OF DECEMBER 31,
                                           -----------------------------------------
                                                                    Eight months
                                                                 ended December
                                               1997                        1996
                                             ----------                 ----------

Working capital............................  $  3,323,030            3,449,489
Total assets...............................     3,811,266            3,547,695
Long-term obligations............................. 26,335                    0
Total stockholders' equity....................  3,567,833            3,446,701

(1) Fiscal year 1997 and prior periods reflect the 2-for-1 stock Dividend, in the form of a stock dividend, approved by the Company's Board of Directors which was effective Sept 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During 1997 the Company commenced marketing its initial products the MLM and Service Level Manager and Mid Level Manager.

Revenues for the fiscal year ended December 31, 1997 were $392,083 compared to the eight months ended December 1996 (5 operating months) revenues of $0. During the eight months ended December 1996 (5 months of operations) the Company was purely developing its product range and hence did not generate any revenue.

During the fiscal year ended December 31, 1997 the Company's revenue derived from the sale of initial software to a number of international companies who either own or operate large networks where measuring the quality of service delivered to the desktop is mission critical in order to remain competitive. During the fiscal year ended December 31, 1997 the Company's product was re-engineered in order to meet its larger customers requirements. The Company built relationships with among others: BT (" British Telecom) and MCI as described (page 7 - Business) . The Company sees each of these relationships as strategic, as these accounts have potential to grow substantially during 1998 as the Company has, subsequent to year end adapted and scaled its product to meet their initial requirements. The Company expect that this process will be ongoing and provide new product ranges in the future. The Company believes that these relationships will position Jyra at the forefront of the emerging Internet service management market in effect becoming the enabling technology for new carrier services.


GROSS MARGIN

    Cost of revenues consists of manufacturing costs, relating to the packaging and printing of CD's. Gross margin as a percentage of revenues was 97% for fiscal year 1997. During the eight months ended December 1996 (5 months of operations) the Company did not generate any revenue or incur any costs associated with it. During fiscal year 1997, the Company incurred costs associated with the sale of software these tend to be considerably lower that selling Hardware.


SALES AND MARKETING EXPENSES

    Sales and marketing expenses were $476,336 in fiscal year 1997 compared to $0 in the eight months ended December 1996. The Company did not establish its sales operation until the first quarter of 1997 and therefore did not incur any costs during 1996. The Sales and marketing expenses primarily relates to the recruitment of experienced sales executives from establish networking companies, commission expenses and promotional activities required to support the introduction of the Company's early products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $1,293,667 in fiscal year 1997 compared to $260,367 in the eight months ended December 1996 (5 months of operations). As a percentage of revenues, research and development expenses was 329% for fiscal year 1997. The increase in actual spending was a result of increased staffing and equipment expense to support growth in the Company's breadth of product and services offerings, in particular in fulfilling the Company's commitment to build a scalable service management architecture capable of monitoring a carriers global network operations. Specific carrier requirements, such as Router to Router response time (Ping MIB) for MCI, and response time monitoring for Oracle 8 for British Telecom, have also been staffed for with the result that these important features will be available for customer release during 1998.


GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses for fiscal year 1997 were $774,051 compared to $194,566 for the eight months ended December 1996 (5 months of operations). The increase in general and administrative expenses in the fiscal year was primarily due to increased staffing to support operations. General and administrative expenses as a percentage of revenues were 197% in fiscal year 1997.


INTEREST INCOME, NET

    Interest income, net was $112,576 in fiscal year 1997 compared to $30,336 in the eight months ended December 1996 (5 months of operations). The increase in interest income is primarily the result of higher balances of cash equivalents during fiscal year 1997.


EARNINGS (LOSS) PER SHARE

    Earnings (loss) per share for fiscal year 1997 was ($0.19) per share compared to ($0.04) per share in the eight months ended December 1996 (5 months of operations). The number of weighted average common shares outstanding for fiscal year 1997 was 12,587,367 as compared to 8,876,364 in the eight months ended December 1996 (5 months of operations)


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company's principal sources of liquidity included cash, cash equivalents, totaling $3,244,101. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company believes cash to be generated from operations, together with existing cash and investment balances, will be sufficient to satisfy operating cash and capital expenditure requirements through at least the next twelve months. The primary source of these funds was the proceeds from the issuance of common stock, $2,519,633 in fiscal 1997 and $3,819,405 in fiscal 1996 and revenue from the sale of the Company's product.

    Net cash used in operations in fiscal year 1997 was $2,422,705 compared to $347,692 in the eight months ended December 1996 (5 months of operations).

Net cash used in investing activities was $490,312 in fiscal year 1997 compared to $104,743 in the eight months ended December 1996 (5 months of operations). These funds were principally invested in additions to property and equipment.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

None


BUSINESS RISKS

The following is a summary of risks affecting the business and results of Jyra Research Inc. ("Jyra" or "the Company") and should be read in conjunction with the description of the Company's business contained in the other sections of the Company's Form 10-K for the year ended December 31, 1997 (the "1997 10-K").


    FLUCTUATIONS IN PERIODIC RESULTS.

The Company's operating results can vary substantially from period to period

Planned operating expenses are normally targeted to planned revenue levels for the period and are incurred ratably throughout the period. If expenses remain relatively fixed, but the Company's revenues are less than planned in any quarter, Jyra's operating results would be adversely affected for that quarter. In addition, incurring unplanned expenses could adversely affect operating results for the period in which such expenses are incurred.

    Failure to achieve periodic revenue, earnings and other operating and financial results as anticipated by brokerage firms or industry analysts could result in an immediate and adverse effect on the market price of the Company's common stock. The Company may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in a greater immediate and adverse effect on the Company's stock price.

    PRODUCT DEVELOPMENT.

Jyra's long-term success will depend on its ability to enhance its product offerings and to introduce new products on a timely and cost-effective basis which meet the needs of its current and future customers. The Company remains committed to adding new technologies and products through continued investments in research and development and through strategic acquisitions. During fiscal year 1997, the Company announced its SMA Version 2.0 service management architecture intended to provide enterprise-wide management of complex heterogeneous client-server environments. The success of the architecture is dependent on the development of applications to help manage key areas of interest for users and customer acceptance of those applications. However, there can be no assurance Jyra will be successful in developing new products or in enhancing existing products or that new or enhanced products will meet market requirements. Jyra has, from time to time, experienced delays in introducing new products. Future delays could adversely impact acceptance of and revenue generated from the sale of any delayed products.


RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

The Company's operations are currently headquartered in the United Kingdom, form where and it also engages in its European marketing effort. United States sales and marketing are conducted from a separate sales office in San Jose California. There are certain risks inherent in international operations including, but not limited to, remote management, unexpected changes in regulatory requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe, and potential adverse tax consequences, which could materially adverse affect the Company's business, operating results, and financial condition.


COMPETITION.

As described in the Business section of this document, the Company competes with an array of established and emerging computer, communications, intelligent network wiring, network management and test equipment companies. Many of these companies have greater financial, technological and personnel resources than those of Jyra. The smaller competitors are often willing to offer lower pricing or other favorable terms for products competitive with those of the Company. This could result in pressure on the Company to reduce pricing on its products unless it is able to prevail on the sale by successfully differentiating the benefits and functionality of the Company's products compared to those of the competitor. Moreover, new competitors, new technology and new marketing techniques may cause customer confusion, thereby lengthening the sales cycle process for the Company's products.

RETENTION OF KEY PERSONNEL.

The Company's ability to achieve its revenue and operating performance objectives will depend in large part on its ability to attract and retain technically qualified and highly skilled sales, consulting, technical, marketing and management personnel. Jyra competes for engineers for its development organization principally in the London, England area and in the future within California's Silicon Valley against companies in the networking industry with far greater resources. It vies for all of its personnel with other members of the networking product industry, where competition for such personnel is intense and is expected to remain so for the foreseeable future. Failure to retain and grow its key employee population could adversely affect Jyra's business and operating results.


INTELLECTUAL PROPERTY.

The Company relies on a combination of trade secret, copyright, and trademark laws and contractual provisions to protect its proprietary rights in its products. There can be no assurance these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to Jyra's products. There has been a trend toward litigation regarding patent and other intellectual property rights in the software industry. Although there are currently no lawsuits pending against the Company regarding possible infringement claims, there can be no assurance such claims will not be asserted in the future or that such assertions will not materially adversely affect the Company's business, financial condition and results of operation. Any such suit, whether or not having merit, would be costly to the Company in terms of employee time and defense costs and could materially adversely affect Jyra and its business, financial condition and results of operations. If an infringement or misappropriation claim is asserted against Jyra, the Company may need to obtain a license from the claimant to use the intellectual property rights. There can be no assurance that such a license will be available on reasonable terms or at all. Failure to obtain a license on commercially reasonable terms could materially adversely affect the Company's business, financial condition and results of operations.

    SALES CHANNELS.

The Company has both indirect and direct product resale channels in both the USA and Europe. The existence of direct and indirect sales channels may lead to conflict for the same customer, pressure by current and prospective customers for price reductions on the Company's products and reductions in the Company's gross margin and operating profit.. For certain countries, the Company maintains a resale agreement with a single reseller that either has exclusive distribution rights for the territory or has no other Jyra reseller competing with it in the territory. The failure of such a reseller to perform its sales generation and support obligations under the distribution agreement could adversely affect the Company's revenue from, and reputation with, customers in the territory.

SUPPLIER DEPENDENCE.

Certain of the Company's products may contain critical components supplied by a single or a limited number of third parties. The Company may be required to purchase and inventory certain of the computer platforms around which it designs its products so as to ensure an available supply of the product for its customers. Any significant shortage of these platforms or other components or the failure of the third party supplier to maintain or enhance these products could lead to cancellations of customer orders or delays in placement of orders which could materially adversely affect the Company's results of operations. If the Company's purchase of such components or platforms exceeds demand, the Company could incur losses or other charges in disposing of excess inventory, which could also materially adversely affect the Company's operating results.


DEPENDENCE UPON TECHNOLOGY FROM SUN MICROSYSTEMS - JAVA

The Company licenses Java technology from Sun Microsystems. The quality of this technology can affect the Company's ability to deliver and market its products in many ways, including, but not limited to, timely delivery of product to market, quality of finished goods, and market acceptance of the Company's products. If the Company's agreement with Sun Microsystems is terminated, the Company would be required to cease selling any products incorporating Java Technology immediately, at which point the Company would very likely have no practical alternative but to rewrite its products based upon alternative technology. There can be no assurance that such alternative technology would prove equally suitable for the Company's products. It is possible for either party to terminate the Agreement on grounds of the other party's breach, or upon grounds stated in the Agreement. The Company also has the contractual right, at its option, to elect to terminate Agreement for its convenience effective as early as the end of the second year of the initial term.

The Company is currently dependent on Sun Microsystems and the other Java licensees to provide mutually consistent and high quality implementations of Java for commonly used software platforms such Microsoft Windows 95, Microsoft Windows NT, and Sun Solaris, and also for Internet browsers such as Microsoft Information Explorer and Netscape Navigator. This consistency and quality of implementation did not exist for Java 1.1 within 1997, and there can be no guarantee that this will be achieved in the future, particularly as this is the subject of litigation between Microsoft and Sun Microsystems. The impact of this inconsistency has been and will be to reduce the available market for the Company's products until additional development resources have been applied to achieve a consistent and high quality of implementation by other means.

FINANCIAL CONDITION OF COMPANY; DIFFICULTY IN FUNDING OPERATIONS.

Although Management believes it will receive significant revenues from sales of its products during 1998, there can be no assurance that the Company will be able to sell any products or ever receive any future revenues. After the completion of the Company's November 97 Offering, the Company had approximately $3,500,000 in funds. Management believes that these funds would be sufficient to fund operations through 1999, assuming the Company receives no other funds from sales or otherwise. There can be no assurance the Company would be able to raise any additional necessary funds at that time.

The Company establishes its expenditure level based upon its expectations as to future revenues and, if revenue levels were below expectations this could cause expenses to be disproportionately high. Therefore, a decrease near term demand would adversely affect the Company's results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    PAGE NUMBER
                                                            -----------------
Consolidated Balance Sheets...............................             26
Consolidated Statements of Income.........................             27
Consolidated Statements of Cash Flows.....................             28
Consolidated Statements of Stockholders' Equity...........             29
Notes to Consolidated Financial Statements................             30
Report of Independent Auditors          ...................            38
Report of Independent Public Accountants...................            39

                     Consolidated Balance Sheet 31-Dec-97

                                                   $                     $
                                               31-Dec-97             31-Dec-96

Current Assets:
Cash & Cash Equivalents                        3,244,101             3,398,855
Prepaid Expenses                                  26,867                50,634
Accounts Receivable (Net of provision             52,062                     0
for doubtful debts of $165,425)                ---------             ---------
Total Current Assets                           3,323,030             3,449,489


Property & Equipment:
Computers, Equipment & Motor Vehicles            595,055               104,743
                                                --------              --------
                                                 595,055               104,743

Less Accumulated Dep'n                           106,819                 6,537
                                                --------              --------
Net Property & Equipment                         488,235                98,206

Total Assets                                   3,811,266             3,547,695


Current Liabilities
Accounts Payable                                 125,463               100,994
Accruals                                          80,134                     0
Current Portion of long term lease obligations    11,501                     0
Total                                            217,098               100,994

Creditors: Amount falling due                     26,335                     0
after more than one year

Stockholders Equity
Common stock--$.001 par value
    Authorized--20,000,000 shares
    Issued-12,890,250 shares at December 31, 1997
    and 6,276,600 shares at December 31, 1996
Ordinary Share                                     6,614                 6,277
Capital
Paid In Capital                                6,339,068             3,819,405

                                               6,345,682             3,825,682

Deficit Accumulated During
The Development Stage                         (2,770,397)             (347,692)
Foreign Currency Translation Adj                  (7,452)              (31,289)
Total Stockholders Equity                      3,567,833             3,446,701
Total Liabilities & Stockholders Equity        3,811,266             3,547,695

The accompanying notes are an integral part of these financial statements

                          Consolidated Statement of Operations
                           Period 1-Jan-97 Through 31-Dec-97
          Cumulative Period 2-May-96(Date Of Inception) Through 31-Dec-.97

                                   Twelve Months    Eight months to          $
                                    31-Dec-97       31-Dec-96       Cumulative

Revenue                              392,083               0           392,083
                                     -------          ------           -------
Total Revenue                        392,083               0           392,083

Cost Of Revenue                       10,307               0            10,307
                                     -------          ------           -------
Total Cost Of Revenue                 10,307               0            10,307
                                     -------          ------           -------
Gross Margin                         381,776               0           381,776


Operating Expenses
Sales & Marketing                    476,336               0           476,336
General and Administrative           774,051         194,566           968,617
Research and Development           1,293,667         260,367         1,554,034
                                   ---------        --------        ----------

Total operating expenses           2,544,054         454,933         2,998,987


Other Income/Expense
Taxes                                (15,978)               0          (15,978)
Currency Exchange Differences        (82,212)          83,412            1,200
Provision for doubtful debt         (164,699)               0         (164,699)
Interest Income                      112,576           30,366          142,942
Depreciation                        (110,114)          (6,537)        (116,651)
Total Other Income/Expense          (260,427)         107,241         (153,186)


Loss Before Income Taxes          (2,422,705)        (347,692)      (2,770,397)

Provision for Income Taxes                 -                -                -

Net Loss                          (2,422,705)        (347,692)      (2,770,397)

Earnings Per Share Of Common
Stock

Average Shares of Common Stock
Outstanding                       12,587,367        8,876,364
Earnings/(Loss) Per Share Of
Common Stock                           (0.19)           (0.04)

The accompanying notes are an integral part of these financial statements

                        Consolidated Statement Of Cash Flows
                         Period 1-Jan-97 Through 31-Dec- 97
            Cumulative Period 2-May-96(Date Of Inception) Through 31-Dec-97



                                          $                                $
                                      Twelve Months    Eight months  Cumulative
                                       to 31-Dec-97    to 31-Dec-96

Cash Flows From Operating Activitites
Net Income (Loss)                         (2,422,705)   (347,692)    (2,770,397)

Adjustments To Reconcile Net Loss To
Net Cash Used For Operating Activities:

Increase In Depreciation                     100,282       6,537       106,819
Decrease/(Increase) In Prepaid Expenses       23,767     (50,634)      (26,867)
Increase in Accrued Expenses                  80,134           0        80,134
Increase in Accounts Payable                  62,305     100,994       163,299
Increase  In Accounts receivable             (52,062)          0       (52,062)
                                          (2,208,279)   (290,795)   (2,499,074)


Cash Flows From Investment Activities

Purchase of Computers Equipment             (490,312)   (104,743)     (595,055)
& Vehicles


Cash Flows From Financing Activities

Proceeds From The Issuance Of              2,520,000   3,825,682     6,345,682
Common Stock


Effects Of Exchange Rate
Changes On Cash                               23,837     (31,289)       (7,452)


Net (Decrease)/Increase In Cash             (154,754)  3,398,855     3,244,101
& Cash Equivalents


Cash & Cash Equivalents At Beginning       3,398,855           0             0
of Period
Cash & Cash Equivalents At End             3,244,101   3,398,855     3,244,101
of Period

The accompanying notes are an integral part of these financial statements

               Consolidated Statement of Stockholders Equity
                   Period From Inception Through 31-Dec-97

                                                      Deficit
                                                    Accumulated     Foreign
                       Common   Stock     Paid-In     During        Currency
                       Shares   Amount    Capital   Development    Translation
                        $         $          $           $             $
  Balance At Inception         -         -          -           -            -
Net Loss from 2-May-96
To 31-Dec-96                   -         -          -    (347,692)           -
  Issuance of Common Stock
to 31-Dec-96 Public And Private
  Offerings:
May, 1996 At
$.001 Per Share     2,750,000      2,750          -            -             -
  August, 1996
At $.40 Per Share   2,392,500      2,393    954,607            -             -
  December, 1996
At $3 Per Share     1,000,000      1,000  2,999,000            -             -
  Stock Issued As
Commissions:
August, 1996
At $.40 Per Share      91,000         91     36,309            -             -
  November, 1996
At $3 Per Share        43,100         43    129,257            -             -
  Issuance Expenses
Of Capital Stock            -          -   (299,768)           -             -
  Translation Adjustment
For The Period              -          -          -             -      (31,289)
  Balance At
31-Dec-96            6,276,600     6,277  3,819,405      (347,692)     (31,289)
  September 8,1997
Script Div Share
Issue 1 for 1        6,276,600
  November 25 Issuance
of Common Stock
at $8 Per Share        315,000       315  2,519,685
  Stock Issued As
Commissions:
  November 1997
At $8.00 Per Share      22,050        22    176,378            -             -
  Issuance Expenses                        (176,400)
of Capital stock
  Net Loss For The
Period To 31-Dec-97          -         -          -    (2,422,705)           -
  Translation Adjustment
For The Period for Cash      -         -          -             -       23,837
  Balance At
31-Dec-97           12,868,200     6,592   6,339,090   (2,770,397)      (7,453)

The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. OPERATIONS

Jyra Research Inc. ("Jyra" or the "Company") was incorporated on May 2, 1996 under the laws of Delaware. The Company designs, develops, manufactures, and markets its "Service management architecture" (SMA) to (i) measure application response time, and (ii) identify network problems caused by the constant increase in network traffic combined with the growing complexity of networks and network ownership scenarios. These problems result in escalating costs and major systems failures across the corporate spectrum. Management believes that current device based network management systems do not have the capability to effectively deal with these problems.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of intercompany accounts and transactions.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Substantially all cash accounts are interest bearing.


Property And Equipment

Property and equipment are stated at cost. Major expenditures for property and those which substantially increase useful lives are capitalized. Maintenance and repairs are expensed as incurred. Property and equipment are depreciated using the straight-line method based on the expected useful life.


Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.


Per Unit Royalties and Support and Update Fees

The Company follows the policy of charging the costs of per unit royalties and support and update fees to expense as incurred.

    EARNINGS PER SHARE. Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Diluted earnings per share are the same as primary earnings per share.

    The Board of Directors authorized a 2-for-1 stock split in the form of a stock dividend of the Company's $0.001 par value common stock which was effective September 1997. All references in the accompanying consolidated financial statements to the number of common shares and per share amounts for fiscal year 1997 and prior periods presented have been restated to reflect the stock split.

    INCOME TAXES. Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, Accounting for income taxes.


3. CONCENTRATIONS OF CREDIT RISK

Foreign Currency Translation

Through December 31, 1997, the Company had determined that the U.S. dollar was the "functional currency" of its operations. All foreign currency asset and liability amounts were remeasured into U.S. dollars at end-of-period exchange rates. Foreign currency income and expenses were remeasured at average exchange rates in effect during the year. Unrealized currency adjustments in the consolidated balance sheet are accumulated in stockholders equity. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities were included in income in the period in which they occur.


Software Development Costs

In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, leased or otherwise marketed, initial costs are charged to operations as research prior to the development of a detailed program design or a working model. When technological feasibility is established and before the product is released for sale, the Company will capitalize the direct costs and allocated overhead associated with the development of software products. Costs incurred subsequent to the product release, and research and development performed under contract will be charged to operations.

4. COMMITMENTS AND CONTINGENCIES

LEASES

Property plant and equipment includes the following amounts for leases that have been capitalised at December 31st, 1997

                                                              1997        1996
                                                               $             $
Vehicles                                                    47,708            -
Less allowance for amortisation                              5,744            -
                                                            41,964            -

Amortisation of leased assets is included in depreciation expenses:

Future minimum payments under capital leases with initial terms of one year or more consisted of the following at December 31, 1997.



                                                                             $

                                                         1998            15,019
                                                         1999            14,888
                                                         2000            14,970

Minimum lease payments                                                   44,877
Interest                                                                 (6,809)
Fees                                                                       (232)

Present value of net minimum lease payments                              37,836



The Company leases its United Kingdom facilities from a third party. The lease is for three years at a rental rate of $38,666 per year. The current lease expires August, 1999. Lease expense for the period ending December 31, 1996 is $20,141.

The Company has entered into an agreement with another corporation pursuant to which the Company was granted a worldwide non-exclusive license to develop and distribute products based upon the Corporation's technology. Also pursuant to the agreement, the Company is required to meet three principal payment obligations consisting of: (a) upfront license fees; (b) per unit royalties; and (c) support and update fees, described as follows:

As an "upfront license fee", the Company has paid $50,000 for the first package chosen by the Company. For each additional package that may be chosen by the Company, the Company will be required to pay an additional "upfront license fee" of $50,000.

In addition, as "per unit royalties", for each of the first 5,000 products utilizing the Corporation's technology to be sold by the Company, the Company will be required to pay a royalty of $66 per unit; for each such product in excess of the first 5,000, the Company will be required to pay a royalty of $20 per unit.

In addition, as "support and update fees", the agreement requires the Company to pay: (i) $50,000 per year for the period during which the Company is paying "per unit royalties" of $66; and (ii) $300,000 per year for the period when the Company is paying "per unit royalties" of $20.

The agreement is capable of ending either by expiration or termination. The agreement is scheduled to expire at the end of its stated initial term of five
(5) years, after which the Company may, at its option, elect to renew the agreement for as many as five successive terms of one (1) year each. If the agreement ends by expiration of any such term, then, after expiration, the Company may continue to sell its products incorporating the Corporation's technology as such technology existed at the time of expiration, subject always to the Company's continuing obligation to pay "per unit royalties".

5. Income Tax

The Company's deferred tax assets, deferred tax liabilities and deferred tax valuation allowances at December 31st are as follows:




                                                   1997                  1996

                                                    $                      $

Deferred Tax Asset                                    -                       -
US Federal                                            -                       -
US State                                              -                       -
Outside US                                      600,000                 124,000


Total deferred tax asset                        600,000                 124,000
Less: valuation allowance                      (600,000)                124,000)



Net deferred tax asset                                -                       -

The deferred tax asset arises due to the net operating loss carry forwards. Management has based the valuation allowance on the fact that it is in development stage and because of the risky nature of the industry.

For tax purposes, the subsidiary company has approximately $1,900,000 (1996:
$375,000) of net operating loss carry forwards, which expire in the year 2011 through 2012.

6. COMPENSATION AND BENEFIT PROGRAMS


    EMPLOYEE STOCK PURCHASE PLAN.

The Company has adopted the Stock Option Plan (the "Plan") to attract and retain officers, non-employee directors, employees, and consultants of the Company or any of its subsidiaries or affiliates. The Plan authorizes the purchase of up to 1,000,000 shares of Common Stock through the grant of stock options and awards of restricted stock. The Company has granted options under the Plan to purchase 904,000 Shares of the Company's Common Stock at varying exercise prices. The Plan will be administered by either the Board of Directors or a committee of two or more non-employee directors ("Administrator"). In general, the Administrator will determine which eligible officers, directors, employees and consultants of the Company may participate in the Plan and the type, extent and terms of the stock option grants and awards of restricted


The Company has a stock option plan for key employees of the Company. The Plan was adopted July 20, 1996. The Plan provides for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code, as well as nonincentive stock options. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted.



     Of the 904,000 shares granted, 130,000 are exercisable according to the following schedule:

     PERCENT
     EXERCISABLE                      EXERCISE EVENT

        50%                           On Or After The First
                                      Customer shipment, or
                                      Two Years From Grant
                                      Date, whichever comes first

        12.5%                         One Year From Grant Date

        12.5%                         Two Years From Grant Date

        25%                           Three Years From Grant Date

     Of the 904,000 shares granted, 629,000 are exercisable according to the following schedule:

                                      PERCENT
                                      EXERCISABLE
      EXERCISE EVENT

       One Year From Grant Date          25%

       Two Years From Grant Date         25%

       Three Years From Grant Date       25%

       Four Years From Grant Date        25%



Of the 904,000 shares granted, 145,000 are exercisable according to the following schedule:

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


     Transactions involving the Plan are summarized as follows:



          <TABLE
          [CAPTION]
          [S]         [C]       [C]         [C]             [C]

                                                           AVERAGE
                                                           OPTION PRICE
                                           OPTION PRICE    PER
 OPTION SHARE         SHARES     RANGE     PER SHARE       SHARE

Outstanding (1) At Beginning
 Of Period             350,000            0.20 - 3.50       $1.65
Granted                698,000            4.50 - 9.25       $7.99
Exercise                     -                 -
Forfeited              144,000            0.20 - 8.50       $3.09

OUTSTANDING AT  DECEMBER 31, 1997,
                    OF WHICH 51,250 ARE
                    EXERCISABLE AT
                    DECEMBER 31, 1997       904,000


(1) Fiscal year 1997 and prior periods have been adjusted for the 2-for-1 stock Dividend, in the form of a stock dividend, approved by the Company's Board of Directors, which was effective Sept 1997.


Because of the development stage nature of the Company, the remaining disclosures of FASB 123 are not determinable and, therefore, are not included.

Report of Independent Auditors

To:      The Shareholders and Board of Directors
         Jyra Research Inc

We have audited the accompanying consolidated balance sheet of Jyra Research Inc (a development stage enterprise) as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended and for the period May 2, 1996 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 1996, and for the period May 2, 1996 (inception) through December 31, 1996 were audited by other auditors whose report dated March 10, 1997 expressed an unqualified opinion on those statements. The financial statements and for the period May 2, 1996 (inception) through December 31, 1996 include a net loss of $347,692. Our opinion on the consolidated statement of operations, shareholders' equity and cash flows for the Period from May 2, 1996 (inception) through December 31, 1996, is based solely on the report of other auditors.
We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jyra Research Inc at December 31, 1997 and the consolidated results of its operations and its consolidated cash flows for the year then ended and for the period May 2, 1996 (inception) through December 31, 1997, in conformity with United States generally accepted accounting principles.










Ernst & Young
Chartered Accountants
Luton, England
15 April, 1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                         INDEPENDENT AUDITORS REPORT



BOARD OF DIRECTORS
JYRA RESEARCH INC & SUBSIDARY
London, England


We have audited the accompanying consolidated balance sheet of Jyra Research Inc. And its Subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders equity and cash flows and the supplementary information as listed in the Table of Contents for the period
then ended.   These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and supplementary information referred to above present fairly, in all material respects, the financial position of Jyra Research Inc and its Subsidiary, at December 31, 1996, and the results of its operations and its cash flows for the period then ended, in conformity with generally accepted accounting principles.


Faw Casson & Co., LLP
Dover, Delaware.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.

         On October 21, 1997, the Registrant engaged Ernst & Young, to act as the Registrant's independent certified public accountant. Ernst & Young replaces Faw Casson & Co. LLP who the Registrant terminated its relationship with on October 20, 1997.

         Since the registrant appointed Faw Casson & Co. LLP. on July 8, 1996, there have been no disagreements with Faw Casson & Co. LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. The Auditors Report on the financial Statements for the Registrants first Audited Year End December 31, 1996 prepared by Faw Casson & Co. LLP did not contain any adverse opinion or a disclaimer of opinion.

         The Registrant, due to its desire to operate on an international basis, especially in the USA and United Kingdom, has concluded that the Company as a whole would be better served by an accounting firm with international presence and knowledge of international generally accepted auditing standards GAAP. Faw Casson & Co LLP is not an international practice and therefore is unable to fulfil this role without employing additional International Accountancy Firms. The Registrant believes this to be uneconomical and ineffective based on the anticipate future need for international advice and services. At the request of the board members the Registrant terminated its relationship with Faw Casson & Co. LLP and engaged Ernst & Young.

ITEM 10.    Directors and executive officers of the registrant

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Jyra Research Inc and their ages as of 15 April 1998 are as follows:

 NAME                          AGE               POSITION

Paul Robinson                  35               President, CEO, Chairman
                                                of the Board

Peter Lynch                    42               Director, VP - Technology

Roderick Adams                 34               Director, VP-Corp. Development

Andy Mulholland                48               Director - Jyra Research Ltd.

Robin Elsom                    38               Director - Jyra Research Ltd.

Philip Smith                   40               Director

     Paul Robinson has served as Chairman of the Board of Directors, President, and Chief Executive Officer of the Company since June 3, 1996. In March 1998 Mr Robinson was appointed as a Director of Path 1 Network Technologies Inc., a start-up company, which plans to be engaged in the business relating to computer, telephone and video networks From August 1995 to October 1, 1996, Mr. Robinson was an Account Manager for Cisco Systems, handling customers in the United Kingdom financial sector. From 1992 to August 1995 Mr. Robinson was employed by Biss Ltd. as a new business sales executive. From 1989 to 1992 Mr. Robinson was a sales executive for Prime Computers in the United Kingdom. In 1990, Mr. Robinson was transferred to Thailand where he was sales manager for southeast Asia. Mr. Robinson intends to spend all of his time on the Company's affairs.

     Peter Lynch has served as a director of the Company since its inception in May 1996. Since 1990 Mr. Lynch has held various management positions with Wang Biss Ltd. in the areas of system engineering, product marketing, and regional operations. Mr. Lynch intends to spend all of his time on the Company's affairs.

     Roderick Adams has served as a director of the Company since its inception in May 1996. . In March 1998, Mr. Adams was appointed as a Director of Path 1 Network Technologies Inc., a start-up company, which plans to be engaged in the business relating to computer, telephone and video networks.
 Since 1991 Mr. Adams has acted as a consultant to a number of companies seeking financing. Mr. Adams provides services and advice on corporate matters including fund raising, listings and quotes, investor and media relations. Mr. Adams intends to spend all of his time on the Company's affairs.

Mr. Andy Mulholland has served as a director of Jyra Research Ltd., the Company's wholly-owned English subsidiary, since January 14, 1997. Since July 1996, Mr. Mulholland has been a divisional director of Cap Gemini UK, part of Europe's largest computer services business. From 1989, Mr. Mulholland was a founder and marketing director (executive) of BISS Ltd. In 1993 he was a key figure in raising more than 5.5 million pounds sterling for a management buy out of BISS Ltd. BISS Ltd. was subsequently sold to Wang Laboratories, USA in 1995. Mr. Mulholland is an experienced senior manager with strong skills in strategic, tactical, and management aspects of technology and services provisions.

     Robin Elsom has served as a director of Jyra Research Ltd., the Company's wholly-owned English subsidiary, since April 6, 1997. Prior to that time, Mr. Elsom was employed by Wang Laboratories where he reported to the President of Wang. Mr. Elsom was responsible for developing Service Management technologies, to be utilized by I-Net, the outsourcing division of Wang. Mr. Elsom was part of the technology evaluation team which undertook the $250 million acquisition of I-Net in 1996. Previously, Mr. Elsom was a founder and, from 1991, a Technical Director of BISS Ltd. In 1993, he was one of the directors who secured funding for, and successfully completed a management buy-out of, BISS Ltd.


Item  11.          EXECUTIVE  COMPENSATION.

REMUNERATION

                          SUMMARY COMPENSATION TABLE *

     LONG-TERM
       ANNUAL COMPENSATION
- -----------------------------------------------------------------
                                                              NUMBER OF
NAME                        YEAR               SALARY         BONUS OPTIONS
AND PRINCIPAL
POSITION

Paul Robinson..............      1997          46,500       0           0
   Chairman, Chief Executive
    Officer, President

Peter Lynch................      1997          46,500       0           0
   Director, VP-Technical

Roderick Adams..............     1997          43,000       0           0
   Director, VP-Corp.
   Development

* All monetary amounts in this table are in English pounds sterling.

Item  12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF MANAGEMENT


TITLE OF CLASS            NAME OF   AMOUNT AND              PERCENT
                 BENEFICIAL OWNER    NATURE OF                OF
                                     BENEFICIAL              CLASS
                                     OWNERSHIP


Common            Paul Robinson       1,470,000              11.4%
                                      Direct

Common            Peter Lynch         1,470,000              11.4%
                                      Direct

Common            Roderick Adams      1,460,000              11.3%
                                      Direct


All executive officers and directors as a group
 (3 persons)                          4,400,000              34.1%



Common          Timothy A.B. Mills    1,100,000               8.5%
                                      Direct


Item  13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

None

                                    PART IV

Item 14, Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)  Financial Statements

         See list of financial statements set forth in "Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

(b)  Reports on Form 8-K

     (1)Form 8-K dated November 14, 1997

        Item 4.  Changes in Registrant's Certifying Accountant,
        This Form 8-K related to the appointment of Ernst &
        Young as the Company's Independent auditors.

     (2)Form 8-K dated December 5, 1997

        Item 9.  Sales of Equity Securities Pursuant to
        Regulation S.
        This Form 8-K related to the sale of securities during November 1997 pursuant to Regulation S.

(c) Exhibits

     3. (i) Articles of Incorporation. Filed as exhibit 3.01 (i) to Jyra Research Inc. Registration Statement on Form S-1. SEC
File No. 333-19183.

     4. (ii) By-Laws. Filed as exhibit 3.01 (ii) to Jyra Research Inc. Registration Statement on Form S-1. SEC File No. 333-19183.

     5.   Instruments defining the Rights of Security Holders,
Including Indentures.  Reference is made to 3 (ii) above.

     10.  Material Contracts.

           10.01  Amended and Restated Stock Option Plan.  Filed as
exhibit 10.01 to Jyra Research Inc.  Registration Statement on
Form S-1.  SEC File No. 333-19183.

           10.02 Technology License and Distribution Agreement dated July 19, 1996 with Sun Microsystems, Inc. Filed as exhibit
10.02 to Jyra Research Inc. Registration Statement on form S-1. SEC File No. 333-19183. (Confidential information has been omitted and filed separately with the SEC).

           10.03  Form of Indemnification Agreement of Directors.
Filed as exhibit 10.03 to Jyra Research Inc.  Registration

Statement on Form S-1.  SEC File No. 333-19183.

10.04  Agreement dated March 26, 1998 between Jyra Research Inc.
and Socrates Inc.

21.01   Subsidiaries of the Registrant.

        The only subsidiary of the Registrant is Jyra Research Ltd., a corporation organized under the laws of the United Kingdom.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 or 15 (d) OF THE SECURITIES ACT OF 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised. IN THE TOWN OF HEMEL HEMPSTEAD, ENGLAND, ON 15 April 1998.

                                                 Jyra Research Inc.

                                             By: /s /Paul Robinson/
                                                 ____________________
                                                 Paul Robinson,
                                                 President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                                              By: /s/ Paul Robinson
                                                  ____________________
                                                  Paul Robinson
                                                  President & CEO

                                                  15 April 1998


                                              By: /s/ Roderick Adams
                                                  _____________________
                                                  Roderick Adams
                                                  Chief Financial Officer,
                                                  Director (Principal Financial
                                                  and Accounting Officer)

                                                  15 April 1998


                                              By: /s/ Peter Lynch
                                                  _____________________
                                                  Peter Lynch
                                                  Director

                                                  15 April 1998