Form 10-Q
period 1998-03-31
JYRA RESEARCH INC
filed 1998-05-15
CIK 1017334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

      __
     |_X_|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

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



As of March 31,1998, there were outstanding 12,890,250 shares of the Registrant's Common Stock (par value $0.001 per share).

                                    FORM 10-Q

                                     INDEX


                                                               PAGE
          Cover Page                                             1

          Index                                                  2



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets -
          Mar 31, 1997, Mar 31, 1998 and December 31, 1997       3

          Condensed Consolidated Statements of Income -
          three months ended Mar 31, 1997, Mar 31, 1998,
          and Cumulative since Incorporation May 2,1996          4

          Condensed Consolidated Statements of Cash Flows -
          three months ended Mar 31, 1997, Mar 31, 1998
          and Cumulative since Incorporation May 2,1996          5

          Consolidated Statement of Stockholders' Equity         6
          from Incorporation through Mar 31, 1998

          Notes to Condensed Consolidated Financial
          Statements                                             7 - 8


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          9 - 13


Item 3 Quantitative and Qualitative Disclosures about market risk
              -(Not applicable)



PART II.  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K                       14



Signatures                                                       15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEET MAR 31, 1998 (Unaudited)

                                      Mar 31, 1997   Mar 31, 1998  Dec 31, 1997
                                     -------------  -------------  ------------

ASSETS
Current Assets:
    Cash and cash equivalents             2,863,835     2,291,600    3,244,101
    Prepaid expenses                          2,970       143,544       26,867
    Accounts receivable                           0        58,099       52,062
                                         ----------    ----------   ----------
       Total current assets               2,866,805     2,493,243    3,323,030


Property and Equipment, at cost:
    Computers, Equipment & Motor Vehicles   199,402       672,726      595,055
Less accumulated depreciation and            18,795       157,923      106,819
     amortization
                                         ----------    ----------   ----------
Net property and equipment                  180,607       514,803      488,236
                                         ----------    ----------   ----------
Total Assets                             $3,047,412    $3,008,046   $3,811,266
                                         ----------    ----------   ----------



LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                         39,657       202,255      125,463
    Accruals                                      0        53,194       80,134
    Current portion of long term                  0        12,844       11,501
lease obligations
                                         ----------    ----------   ----------
       Total current liabilities             39,657       268,293      217,098


Creditors: Amount falling due after more than one year

    Long term Lease obligations                   0        22,538       26,335

Stockholders' Equity:
    Common stock par value $0.001
 Issued :
        12,890,250 shares at Mar 31, 1998
        12,890,250 shares at Dec 31,1997
        and 6,276,600 at Mar 31, 1997         6,277         6,614        6,614
    Additional paid-in-capital            3,819,405     6,339,068    6,339,068
    Deficit Accumulated During the
        development stage                  (678,041)   (3,583,825)  (2,770,397)
   Foreign Currency Transaction Adjustment (139,886)      (44,642)      (7,452)
                                         ----------    ----------   ----------
Total stockholders' equity                3,007,755     2,717,215    3,567,833
                                         ----------    ----------   ----------
Total liabilities & stockholders' equity  3,047,412     3,008,046    3,811,266
                                         ----------    ----------   ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)

                                   Three Months   Three Months  Cumulative since
                                     Ended          Ended         Incorporation
                                   Mar 31, 1997   Mar 31, 1998      May 2,1996


Revenues:
     Product & Services                    0           31,025         423,108
                                    --------         --------        --------
Total Revenues                             0           31,025         423,108
                                    --------         --------        --------

Cost of Revenues:
     Product & Services                    0           15,637          25,944
                                    --------         --------        --------
Total Cost of Revenues                     0           15,637          25,944
                                    --------         --------        --------
         Gross margin                      0           15,388         397,164


Operating Expenses:

   Sales & Marketing                       0          279,807         756,143
   General and admin                 174,700          134,917       1,103,533
Research and development             227,624          448,159       2,002,193
                                    --------         --------       ---------
Total Operating Expenses             402,324          862,883       3,861,870
                                    --------         --------       ---------

     Income from operations         (402,324)        (847,495)     (3,464,706)


Other Income(Expense):
   Taxes other than Income Taxes           0             (800)        (16,778)
   Currency Exchange differences      57,241           44,920          46,120
   Currency Exchange differences           0                0        (164,699)
   Interest Income                    26,993           38,254         181,196
   Depreciation                      (12,258)         (48,307)       (164,958)
                                    --------         --------        --------
Total other Income(Expenses)          71,976           34,067        (119,119)

Income before provision
           for income taxes         (330,348)        (813,428)     (3,583,825)

Provision for Income Taxes                 0                0               0
                                    --------         --------        --------
         Net Profit (Loss)          (330,348)        (813,428)     (3,583,825)
                                    --------         --------        --------

Earnings Per Share - Basic and         (0.03)           (0.06)
                     Diluted
                                    --------         --------        --------

Weighted Average Common           12,553,200       12,890,250
 and Common Equivalent              --------       ----------      ----------
 Shares Outstanding

The accompanying notes are an integral part of these condensed consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)


                                                                    Cumulative
                                      Three months    Three Months     since
                                          Ended          Ended    Incorporation
                                       Mar 31, 1997   Mar 31, 1998  May 2,1996
                                           ---------   ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income(Loss)                         (330,348)    (813,428)  (3,583,825)


ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation                               12,258        51,104     157,923
   Decrease/(Increase) in Prepaid Expenses    53,002      (116,677)   (143,544)
   Increase in accrued Expenses                    0       (26,940)     53,194
   Decrease/(increase) in Accounts Payable   (61,337)       74,337     237,636
   Increase in Accounts receivable                 0        (6,037)    (58,099)
                                           ---------     ---------   ---------
 Net cash provided (used) by operating      (326,425)     (837,641) (3,336,715)
    activities

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of Computers, Equipment &       (94,659)      (77,671)   (672,726)
   Vehicles
                                           ---------     ---------   ---------
     Net cash used in investing activities   (94,659)      (77,671)   (672,726)



CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock,
   net of issuance costs                           0             0   6,345,682
                                           ---------     ---------   ---------
      Net cash from financing activities           0             0   6,345,682

   Effects of exchange rate changes on Cash (113,935)      (37,189)    (44,641)


Net increase/(decrease) in cash and cash
equivalents                                 (535,019)     (952,501)  2,291,600

Cash and cash equivalents at beginning     3,398,855     3,244,101           0
of period                                  ---------     ---------   ---------

Cash and cash equivalents at end of period 2,863,836     2,291,600   2,291,600
                                           ---------     ---------   ---------
                                           ---------     ---------   ---------





The accompanying notes are an integral part of these condensed consolidated financial statements.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FROM INCORPORATION THROUGH MAR 31, 1998
(Unaudited)

                                                      Deficit
                                                    Accumulated     Foreign
                       Common   Stock     Paid-In     During        Currency
                       Shares   Amount    Capital   Development    Translation
                        $         $          $           $             $
  Balance At Inception         -         -          -           -            -
Net Loss from 2-May-96
To 31-Dec-96                   -         -          -    (347,692)           -
  Issuance of Common Stock
to 31-Dec-96 Public And Private
  Offerings:
May, 1996 At
$.001 Per Share     2,750,000      2,750          -            -             -
  August, 1996
At $.40 Per Share   2,392,500      2,393    954,607            -             -
  December, 1996
At $3 Per Share     1,000,000      1,000  2,999,000            -             -
  Stock Issued As
Commissions:
August, 1996
At $.40 Per Share      91,000         91     36,309            -             -
  November, 1996
At $3 Per Share        43,100         43    129,257            -             -
  Issuance Expenses
Of Capital Stock            -          -   (299,768)           -             -
  Translation Adjustment
For The Period              -          -          -             -      (31,289)
  Balance At         ---------------------------------------------------------
31-Dec-96            6,276,600     6,277  3,819,405      (347,692)     (31,289)
  September 8,1997
Script Div Share
Issue 1 for 1        6,276,600
  November 25 Issuance
of Common Stock
at $8 Per Share        315,000       315  2,519,685
  Stock Issued As
Commissions:
  November 1997
At $8.00 Per Share      22,050        22    176,378            -             -
  Issuance Expenses                        (176,400)
of Capital stock
  Net Loss For The
Period To 31-Dec-97          -         -          -    (2,422,705)           -
  Translation Adjustment
For The Period               -         -          -             -       23,837
Balance At         ------------------------------------------------------------
31-Dec-97           12,890,250     6,614   6,339,068   (2,770,397)      (7,452)
Net Loss For The
Period To 31-Mar-98          -         -          -      (813,428)           -
  Translation Adjustment
For The Period               -         -          -             -       37,190
Balance At         ------------------------------------------------------------
31-Mar-98           12,890,250     6,614   6,339,068   (3,583,825)     (44,642)
                   ------------------------------------------------------------
                   ------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               Mar 31, 1998


A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Jyra Research Inc ("Jyra" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1997 included in the Company's Form 10K. The results of operations for the three months ended Mar 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

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



C.  EARNINGS PER SHARE
Earnings per share are computed using the weighted average number of shares of common stock outstanding during the period.



D.  STOCK OPTION PLAN


The Company has a stock option plan for key employees of the Company. The Plan was adopted July 20, 1996. The Plan provides for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code, as well as non incentive stock options. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted.
On March 30, 1997, the original Stock Option Plan dated July 20, 1996 allowing for the grant of up to a total of 300,000 common shares was amended to allow for the grant of up to a total of 500,000 common shares. The stock option plan has been adjusted for the 100% stock dividend and allows for the grant of up to a total of 1,000,000 common shares.

During the 1st quarter 1998, 30,000 shares were granted at a option price per share of $8.50 to the following schedule:



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


At Mar 31, 1998 there were 924,000 shares under option.


At Mar 31, 1998 there were 76,000 shares available for future grants under the Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of section 27A of the Securities and Exchange Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which reflect the Company's current judgement on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under BUSINESS RISKS on page 13 and in the Company's Annual Report on Form 10K for the year ended December 31, 1997 which is on file with the Securities and Exchange Commission.

Business.

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


Throughout 1997 Management of the Company continued to work closely with major potential customers, particularly telecommunications companies, to learn more about their needs, with a view towards incorporating their requirements in the Company's products. This process resulted in the Company arriving at the concept of a Service Management Architecture ("SMA"). SMA is an architecture in which multiple Service Level Managers and Mid-Level Managers act as a single distributed system reporting on network response time, or network performance, as experienced by users at different locations. The initial version of the SMA was released in the third quarter of 1997, and Version 2.0 of the SMA was launched in September 1997.


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


This meant that the SMA needed to operate in a distributed manner whereby semi-autonomous components of the software could be spread across a large network to monitor network response times from multiple locations, reporting back to a central console as required, and so scaling to manage up to carrier class networks. Management made the decision to redesign the service level and mid level manager to be components of a potentially large distributed system. Accordingly, the Company has been redesigning Version 2.0 of the SMA to meet the requirements of distributed and scalable operations. The first significant distributed components of SMA are planned to be available for customer release at end of May 1998.



RESULTS OF OPERATIONS

Revenues for the first quarter ended Mar 31, 1998 were $31,025. Since the Company did not generate any revenue during the quarter ended Mar 31, 1997, there are no figures with which to make a comparison. During the quarter ended March 31,1998 the Company's revenue continued to derive from the sale of initial software to a number of international companies who either own or operate large networks where measuring the quality of service delivered to the desktop is mission critical in order to remain competitive. As a result the Company's product continued to be adjusted, during the quarter ended March 31, 1998, in order to meet its larger customers requirements. The first significant distributed components of SMA are planned to be available for customer release at end of May 1998. Field tests of these distributed components were conducted with select group of initial strategic customers during April 1998. In preparation for this release Jyra's primary focus, during the quarter ended
Mar 31, 1998, was to encourage telecommunications companies to begin pilot testing of Jyra's product with a view to developing new customer service offerings around Jyra's service level reporting tools. Jyra's ability to monitor and prove actual application response times across large networks, facilitates a basis on which telecommunications companies can bill for improved service and also a means of justifying high value added data transport services. Jyra continues to work closely with MCI in an effort to develop product to incorporate within MCI's Advanced Trouble Analysis Center (ATAC) service and as a result MCI confirmed its intention to include Jyra's initial response monitoring agents as a key component within its forth coming ATAC service. In addition to being selected by MCI in the quarter ended Mar 31, 1998, Jyra's reporting tools have now been installed and are being evaluated by among others two of continental Europe's telecommunications companies and also in several major European banking customers of a significant systems integrator in Europe. Jyra's management believes that while interest for its service monitoring tools comes from many sectors, including Hotel and leisure, banking, pharmaceutical, transport amoungst others., by far the most important sectors are the international telecommunications companies, service providers and system integrators, which each believe that they must be able to deliver a measured quality of service to their customer base in order to remain competitive. Product development continued during the quarter ended Mar 31, 1998, to focus on addressing inherent scaling requirements of the telecommunication sector. With specific guidance from MCI, the Company began designing into its service monitoring tools an automated means of collecting response time between multiple groups of any two Cisco routers in the Internet. The Company was, subsequent to end of quarter, able to announce this feature for June availability.


Research and development expenses increased 97% to $448,159 for the quarter ended March 31, 1998 compared to $227,624 for the three months period ended March 31, 1997. The substantial increase in spending was due to increased staffing, as a result of resolving the technical components of its architecture and the Company's ability to move to broaden the range of applications available as a part of its Service Management Architecture. The Company allocated resources in the first quarter to add new graphical interfaces to the product. This work, when complete, will offer users a graphic means of describing the network monitoring tasks and of easily understanding causes of service level violations. The new graphic user interface (GUI)has been developed to a demonstration stage and work to integrate it with the existing product will commence shortly. In addition, the Company also recruited and allocated resource to provide telecommunications companies with a new means of obtaining network transit times between any two Cisco routers. This application will be available as a product feature in June 1998 and management believes it will significantly differentiate Jyra from other service monitoring products in that it provides telecommunications companies with a means of monitoring their existing infrastructures without introducing new equipment to customer premises.


General and administrative expenses for the quarter ended March 31, 1998 decreased 23% to $134,917 compared to $174,700 for the quarter ended March 31, 1997. This decrease in general and administrative expenses was primarily due to the separation of Sales and Marketing in the financial statements as a result of establishing a Sales & Marketing division.

Sales and Marketing expenses for the quarter ended March 31,1998, were $279,807. As no separate figure was shown for quarter ended March 31,1997 there is no comparative figure. The Company's investment in a sales force to focus on the international telecommunication sector has allowed the Company to refine its service management architecture and to deliver against specific customer requirements as a result of the feedback from the sales force. The Company's newly announced transit monitor for Cisco networks is the first example of this interaction. Management believes that its focus on this market could provide the significant revenues that result from global deployment of product into the telecommunications sector.


Interest income was $38,254 in the first quarter of fiscal year 1998. The interest was generated from funds held on deposit and fixed term of one month or less.

Earnings(Loss) per share for the quarter ended Mar 31, 1998 was ($0.06). The number of weighted average common shares outstanding was 12,890,250.

LIQUIDITY AND CAPITAL RESOURCES


Net cash used by operating activities was ($837,641) for the three months ended Mar 31, 1998. The primary expenditure of this cash was to fund the operating expenses offset against initial revenue adjusted for depreciation, offset by Prepaid Expenses, Accounts Payable and Accounts receivable.


Net cash used in investing activities was $77,671 for the three months ended Mar 31, 1998. These funds were principally invested in additions to property and equipment.


The Company did not raise any funds through the issue of equity therefore net cash provided by financing activities was nil.


As of Mar 31, 1998, the Company's principal sources of liquidity included Cash and cash equivalents, totaling $2,291,600. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company believes cash expected to be generated from operations, together with existing cash and investment balances, should be sufficient to satisfy operating cash and capital expenditure requirements through the next twelve months.

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

PART II.                       OTHER INFORMATION





ITEM 6. Form 8-K


       The Company did not file any reports on Form 8-K during the three months ended Mar 31, 1998.

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

                                                  May 15, 1997





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

                                                  May 15, 1997