Form 10-Q
period 1998-06-30
JYRA RESEARCH INC
filed 1998-08-17
CIK 1017334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

      __
     |_X_|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

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



As of June 30,1998, there were outstanding 12,906,250 shares of the Registrant's Common Stock (par value $0.001 per share).

                                    FORM 10-Q

                                     INDEX


                                                               PAGE
          Cover Page                                               1

          Index                                                    2



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets -
          June 30, 1997, June 30, 1998 and December 31, 1997       3

          Condensed Consolidated Statements of Income -
          three months ended June 30, 1997, June 30, 1998,
          Six months ended June 30, 1997, June 30, 1998,
          and Cumulative since Incorporation May 2, 1996           4

          Condensed Consolidated Statements of Cash Flows -
          Six months ended June 30, 1997, June 30, 1998
          and Cumulative since Incorporation May 2, 1996           5

          Consolidated Statement of Stockholders' Equity           6
          from Incorporation through June 30, 1998

          Notes to Condensed Consolidated Financial
          Statements                                               7 - 8


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            9 - 13


Item 3 Quantitative and Qualitative Disclosures about market risk
              -(Not applicable)



PART II.  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K                         14



Signatures                                                       15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEET JUNE 30, 1998 (Unaudited)

                                    June 30, 1997   June 30, 1998  Dec 31, 1997
                                     -------------  -------------  ------------
ASSETS
Current Assets:
    Cash and cash equivalents             2,096,917     1,391,525    3,244,101
    Prepaid expenses                         51,976       154,857       26,867
    Accounts receivable                     227,993       209,943       52,062
                                         ----------    ----------   ----------
       Total current assets               2,376,886     1,756,325    3,323,030

Property and Equipment, at cost:
    Computers, Equipment & Motor Vehicles   400,612       676,901      595,055
Less accumulated depreciation and            45,712       202,603      106,819
     amortization
                                         ----------    ----------   ----------
Net property and equipment                  354,900       474,298      488,236

Investment in Securities                          0       166,211            0

                                         ----------    ----------   ----------
Total Assets                             $2,731,786    $2,396,834   $3,811,266
                                         ----------    ----------   ----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                         91,084       170,895      125,463
    Accruals                                      0        51,903       80,134
    Current portion of long term                  0        12,844       11,501
lease obligations
                                         ----------    ----------   ----------
       Total current liabilities             91,084       235,642      217,098


Creditors: Amount falling due after more than one year

    Long term Lease obligations                   0        19,212       26,335

Stockholders' Equity:
    Common stock par value $0.001
 Issued :
        12,906,250 shares at June 30, 1998
        12,890,250 shares at Dec 31,1997
        and 6,276,600 at June 30, 1997        6,277         6,630        6,614
    Additional paid-in-capital            3,819,405     6,505,263    6,339,068
    Deficit Accumulated During the
        development stage                (1,166,899)   (4,333,039)  (2,770,397)
   Foreign Currency Transaction Adjustment  (18,081)      (36,874)      (7,452)
                                         ----------    ----------   ----------
Total stockholders' equity                2,640,702     2,141,980    3,567,833
                                         ----------    ----------   ----------
Total liabilities & stockholders' equity  2,731,786     2,396,834    3,811,266
                                         ----------    ----------   ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
                       Three Months Ended   Six Months Ended   Cumulative since
                            June 30                June 30        Incorporation
                                                                   May 2, 1996
                          1997       1998       1997      1998

Revenues:
     Product & Services   226,276     232,442    226,276    263,467    655,550
                          -------     --------  --------   --------   --------
Total Revenues            226,276     232,442    226,276    263,467    655,550
                          --------    --------   -------    -------   --------

Cost of Revenues:
     Product & Services     9,913       6,291      9,913     21,928     32,235
                          --------    --------   -------    --------  --------
Total Cost of Revenues      9,913       6,291      9,913     21,928     32,235
                          --------    --------   -------   --------   --------
         Gross margin     216,363     226,150    216,363    241,538    623,314

Operating Expenses:
   Sales & Marketing      158,010     310,806    158,010    590,613  1,066,949
   General and admin      145,002     264,483    319,702    399,400  1,368,017
Research and development  303,267     362,364    530,891    810,523  2,364,557
                         --------   --------  --------   --------    ---------
Total Operating Expenses  606,279     937,653  1,008,603  1,800,536  4,799,523
                         --------   --------  --------   --------    ---------
 Income from operations  (389,916)   (711,503)  (792,240)(1,558,998)(4,176,209)

Other Income(Expense):
 Taxes (ex Income Taxes)        0      (5,120)         0     (5,920)   (21,898)
 Currency Exchange diff  (116,678)    (12,805)   (59,437)    32,115     33,315
 Provision for Doubtful Debt    0           0          0          0   (164,699)
 Interest Income           43,739      25,698     70,732     63,952    206,894
 Depreciation             (26,004)    (45,484)   (38,262)   (93,791)  (210,442)
                          --------    --------  --------   --------   --------
Total other Income
(Expenses)                (98,943)    (37,711)   (26,967)    (3,644)  (156,830)

Income before provision
        for income taxes (488,859)    (749,214) (819,207)(1,562,642)(4,333,039)
Provision for Income Taxes      0            0         0          0          0
                          --------   --------  ---------   --------   --------
     Net Profit (Loss)   (488,859)    (749,214) (819,207)(1,562,642)(4,333,039)
                         --------     --------  --------   --------   --------

Statement of Comprehensive Income
    Foreign Currency
Translation Adjustment    128,056        7,768    14,121    (29,422)   (36,874)

Comprehensive Income/
(Loss)                   (360,803)    (741,446) (805,086)(1,592,064)(4,369,913)
                         --------     --------  --------   --------   --------
Earnings Per Share - Basic
and Diluted                 (0.04)       (0.06)    (0.07)     (0.12)
                          --------  --------   ---------    --------

Weighted Average       12,553,200   12,902,734 12,553,200 12,896,526
Common and Common         --------  --------    --------    --------
Equivalent Shares Outstanding

The accompanying notes are an integral part of these condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

                                       Six Months   Six Months Cumulative since
                                         Ended         Ended      Incorporation
                                    June 30, 1997  June 30, 1998   May 2, 1996

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income(Loss)                        (819,207)  (1,562,642)   (4,333,039)


ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:

Depreciation                                 38,262       95,784       202,603
Decrease/(Increase) in Prepaid Expenses      (1,342)    (127,990)     (154,857)
Increase/(Increase) in accrued Expenses           0      (28,231)       51,903
Decrease/(increase) in Accounts Payable      (9,910)      39,652       202,951
Increase in Accounts receivable            (227,993)    (157,881)     (209,943)
                                          ---------     --------     ---------
Net cash provided (used)                 (1,020,190)  (1,741,308)   (4,240,382)
by operating activities

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of Computers,                (295,869)     (81,846)     (676,901)
 Equipment & Vehicles
                                           ---------     --------    ---------
Net cash used in investing activities      (295,869)     (81,846)     (676,901)



CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of common stock,           0           0     6,345,682
net of issuance costs
                                            ---------     --------   ---------
 Net cash from financing activities                0           0     6,345,682


Effects of exchange rate changes on Cash      14,121     (29,422)      (36,874)


Net increase/(decrease) in cash and
cash equivalents                          (1,301,938) (1,852,576)    1,391,525

Cash and cash equivalents at               3,398,855   3,244,101             0
beginning of period                        ---------    ---------    ---------

Cash and cash equivalents at               2,096,917   1,391,525     1,391,525
end of period                               --------    ---------    ---------
                                            --------    ---------    ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.








                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FROM INCORPORATION THROUGH JUNE 30, 1998 (Unaudited)

                                                      Deficit
                                                    Accumulated     Foreign
                       Common   Stock     Paid-In     During        Currency
                       Shares   Amount    Capital   Development    Translation
                        $         $          $           $             $
  Balance At Inception         -         -          -           -            -
Net Loss from 2-May-96
To 31-Dec-96                   -         -          -    (347,692)           -
  Issuance of Common Stock
to 31-Dec-96 Public And Private
  Offerings:
May, 1996 At
$.001 Per Share     2,750,000      2,750          -            -             -
  August, 1996
At $.40 Per Share   2,392,500      2,393    954,607            -             -
  December, 1996
At $3 Per Share     1,000,000      1,000  2,999,000            -             -
  Stock Issued As
Commissions:
August, 1996
At $.40 Per Share      91,000         91     36,309            -             -
  November, 1996
At $3 Per Share        43,100         43    129,257            -             -
  Issuance Expenses
Of Capital Stock            -          -   (299,768)           -             -
  Translation Adjustment
For The Period              -          -          -            -       (31,289)
  Balance At         ---------------------------------------------------------
31-Dec-96            6,276,600     6,277  3,819,405      (347,692)     (31,289)
  September 8,1997
Script Div Share
Issue 1 for 1        6,276,600
  November 25 Issuance
of Common Stock
at $8 Per Share        315,000       315  2,519,685
  Stock Issued As
Commissions:
  November 1997
At $8.00 Per Share      22,050        22    176,378            -             -
  Issuance Expenses                        (176,400)
of Capital stock
  Net Loss For The
Period To 31-Dec-97          -         -          -    (2,422,705)           -
  Translation Adjustment
For The Period               -         -          -             -       23,837
Balance At         ------------------------------------------------------------
31-Dec-97           12,890,250     6,614   6,339,068   (2,770,397)      (7,452)
Issuance of Common
Stock at $10.38         16,000        16     166,195
Net Loss For The
Period To 30-June-98          -         -          -   (1,562,642)           -
  Translation Adjustment
For The Period               -         -          -             -      (29,422)
Balance At         ------------------------------------------------------------
30-June-98          12,906,250     6,630   6,505,263   (4,333,039)     (36,874)
                   ------------------------------------------------------------
                   ------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1998


A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Jyra Research Inc ("Jyra" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1997 included in the Company's Form 10K. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

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

During the 2nd quarter 1998, 10,000 shares were granted at an option price per share of $8.50 and 20,000 shares were granted at an option price per share of $7.75 to the following schedule:



                                         PERCENT
                                     EXERCISABLE
 EXERCISE EVENT

One Year From Grant Date                     25%
Two Years From Grant Date                    25%
Three Years From Grant Date                  25%
Four Years From Grant Date                   25%




80,000 shares were granted at an option price per share of $7.75 to the following schedule:



                                         PERCENT
                                     EXERCISABLE
 EXERCISE EVENT

One Year From Grant Date                 33 1/3%
Two Years From Grant Date                33 1/3%
Three Years From Grant Date              33 1/3%



            The number of shares for which options may be granted cannot exceed 1,000,000 shares of the Company's common stock. The Plan shall terminate on the tenth anniversary of its original effective date, July 20, 1996, after which no awards may be granted.


At June 30, 1998 there were 974,000 shares under option.


At June 30, 1998 there were 26,000 shares available for future grants under the Plan.

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


This meant that the SMA needed to operate in a distributed manner whereby semi-autonomous components of the software could be spread across a large network to monitor network response times from multiple locations, reporting back to a central console as required, and so scaling to manage up to carrier class networks. Management made the decision to redesign the service level and mid level manager to be components of a potentially large distributed system. Accordingly, the Company has been redesigning Version 2.0 of the SMA to meet the requirements of distributed and scalable operations. The first significant distributed components of SMA were made available for customer release at end of May 1998.



RESULTS OF OPERATIONS

Revenues for the second quarter ended June 30, 1998 were $232,442 compared to $226,276 for the three months period ended June 30, 1997. In the Company's December year end 1997 audited accounts, included in the Company's 10K, the Company allowed and acknowledged that subsequent to the three months period ended June 30, 1997 approximately $160,000 in revenue from a distributor in the United Kingdom recorded during such 3 month period had to become a doubtful debt and full provision was made at the December year end 1997.


During the second quarter ended June 30, 1998 the Company's revenue derived from the sale of its software that was made available for customer release at end of May 1998, initially to its target market of telecommunications companies and high end resellers. Jyra's objective is to service its market initially through these two primary channels. The Company's strategy for telecommunications companies continues to be, to encourage them to deploy

Jyra's service monitoring agents at their customers' sites, and to offer their customers value added services based on monitoring customers' mission critical applications. Value added resellers, such as Siemens, offer Jyra's products to corporate users who in turn use it to monitor their own applications.


The Company implemented its strategy during the first quarter primarily by encouraging telecommunications companies to begin piloting and testing Jyra's product, with a view to developing new customer service offerings around Jyra's service level reporting tools. This strategy has been successful in engaging a significant number of European telephone companies to begin testing and piloting Jyra's product. The testing and piloting phase is the first step in a process in which Jyra engages telephone companies with a view to having them deploy Jyra's product, initially in a limited way to customers on a trial basis and subsequently it is hoped more widely to all of their corporate customers. The Company now has a number of telecommunications companies at the initial stages of the process and has progressed with one in Switzerland and one in Denmark, to the initial customer deployment. The Company's strategy in focusing on telecommunication companies has provided Jyra with a number of significant partners with whom it is hoped the Company can scale its revenues as they deploy product across their own customer base. In order to partner with these kinds of companies Jyra took the decision at the beginning of the year to develop and engineer its Version 2 product to meet the telephone company requirements of distributed monitoring and scalability. The Company's Management now feels confident that it has a product set that can be delivered through a scaleable business model involving telecommunications companies, and high end value added resellers such as Siemens Nixdorf Informationssysteme AG, Switzerland. The Company's ability to attract significant telecommunications partners and established companies such as Siemens is encouraging and management believes provides a strong basis for future sales growth.


Research and development expenses increased 19% to $362,364 for the quarter ended June 30, 1998 compared to $303,267 for the three months period ended June 30, 1997. This increase in spending was due to increased staffing cost. The Company continued to expand its technical components of its Architecture, while moving to broaden the range of applications available. In addition to continued work on the Company's existing development program, the Company is expanding its ability to respond to the requirements of networking equipment manufacturers, and also continues to update the core of the product for enhanced scalability.


General and administrative expenses for the quarter ended June 30, 1998 increased 82% to $264,483 compared to $145,002 for the quarter ended June 30, 1997. This increase in general and administrative expenses was primarily due to the Company's implementation of a Management and Administrative structure to allow the Company to deal with the anticipated future growth of customer requirements.


Sales and Marketing expenses for the quarter ended June 30, 1998 increased 97% to $310,806 compared to $158,010 for the quarter ended June 30, 1997. The Company's investment in a sales force has allowed the Company both to focus on the strategic telecommunications sector in preparation for the release of its version 2 product, and to develop a sales process that takes advantage of the telephone Company's own sales force and customer base to provide the Company with the potential to build revenues.

Interest income was $25,698 in the second quarter of fiscal year 1998. The interest was generated from funds held on deposit and fixed term of one month or less.


Earnings(Loss) per share for the quarter ended June 30, 1998 was ($0.06). The number of weighted average common shares outstanding was 12,902,734.



LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was ($1,741,308) for the six months ended June 30, 1998. The primary expenditure of this cash was to fund the operating expenses offset against initial revenue adjusted for depreciation, offset by Prepaid Expenses, Accounts Payable and Accounts receivable.


Net cash used in investing activities was $81,846 for the six months ended June 30, 1998. These funds were principally invested in additions to property and equipment.


The Company did not raise any funds through the issue of equity therefore net cash provided by financing activities was nil.


As of June 30, 1998, the Company's principal sources of liquidity included Cash and cash equivalents, totalling $1,391,525. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company believes cash expected to be generated from operations, together with existing cash and investment balances, should be sufficient to satisfy operating cash and capital expenditure requirements through the next twelve months.



Share exchange with Path 1 Network Technologies Inc.

The Company has entered into an agreement dated March 16, 1998 (the "Agreement") with Path 1 Network Technologies Inc. ("Path 1"). Path 1 was incorporated on January 30, 1998 under the laws of Delaware. Path 1 is developing technology to enable existing and new computer, telephone and video broadcast (including cable TV) networks and systems to each transmit all three types of information over one line at the same time with excellent quality of service, and provide expanded capabilities. Path 1's technology will act as a "traffic cop," prioritizing packet flow, eliminating traffic congestion and packet collision of digital information. The Agreement allowed for Jyra to make a strategic investment in Path 1 and for Path 1 to make a strategic investment in Jyra by Path 1 exchanging its Preferred Stock for common stock of Jyra. The agreement became effective on April 21, 1998. The Board of Directors of Path 1 approved the creation of a class of Preferred Stock to be issued upon the completion of the Path 1 Public Offering in order to fulfil its obligations under the agreement for the purpose of Path 1 making a strategic investment in Jyra, and for Jyra making a strategic investment in Path 1. The Preferred Stock issued to Jyra is non-assignable for 2 years, non-voting and will not bear interest. After nine months, it will be convertible, at Jyra's option, into 277,018 Shares. The Preferred Stock will be redeemable by Path 1, at its option, at any time after nine months by Path 1 issuing to Jyra 277,018 Shares. The Preferred Stock will provide that Path 1 shall neither issue any debt securities for a period of two (2) years from the completion of the Offering, nor issue any warrants in connection with an equity financing, without Jyra's consent, which will not be unreasonably withheld.

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

PART II.                       OTHER INFORMATION





ITEM 6. Form 8-K


       The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

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

                                                  August 17, 1998





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

                                                  August 17, 1998