Form 10-Q
period 1998-09-30
JYRA RESEARCH INC
filed 1998-11-16
CIK 1017334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

      __
     |_X_|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended Sept 30, 1998

                              OR

      __
     |__|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to____________


          Commission file number   333-19183


           JYRA RESEARCH INC ( A Development Stage Enterprise )
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



As of Sept 30,1998, there were outstanding 12,906,250 shares of the Registrant's Common Stock (par value $0.001 per share).

                                    FORM 10-Q

                                     INDEX


                                                               PAGE
          Cover Page                                               1

          Index                                                    2



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets -
          Sept 30, 1997, Sept 30, 1998 and December 31, 1997       3

          Condensed Consolidated Statements of Income -
          three months ended Sept 30, 1997, Sept 30, 1998,
          Nine months ended Sept 30, 1997, Sept 30, 1998,
          and Cumulative since Incorporation May 2, 1996           4

          Condensed Consolidated Statements of Cash Flows -
          Nine months ended Sept 30, 1997, Sept 30, 1998
          and Cumulative since Incorporation May 2, 1996           5

          Consolidated Statement of Stockholders' Equity           6
          from Incorporation through Sept 30, 1998

          Notes to Condensed Consolidated Financial
          Statements                                               7 - 8


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            9 - 14


Item 3 Quantitative and Qualitative Disclosures about market risk
              -(Not applicable)



PART II.  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K                         15



Signatures                                                       16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEET SEPT 30, 1998 (Unaudited)

                                    Sept 30, 1997   Sept 30, 1998  Dec 31, 1997
                                     -------------  -------------  ------------
ASSETS
Current Assets:
    Cash and cash equivalents             1,402,071       754,394    3,244,101
    Prepaid expenses                         49,347       162,646       26,867
    Accounts receivable                     302,189       212,905       52,062
                                         ----------    ----------   ----------
       Total current assets               1,753,607     1,129,945    3,323,030

Property and Equipment, at cost:
    Computers, Equipment & Motor Vehicles   497,360       704,510      595,055
Less accumulated depreciation and            86,853       255,262      106,819
     amortization
                                         ----------    ----------   ----------
Net property and equipment                  410,507       449,248      488,236

Investment in Securities                          0       166,211            0

                                         ----------    ----------   ----------
Total Assets                             $2,164,114    $1,745,404   $3,811,266
                                         ----------    ----------   ----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                        106,472       217,299      125,463
    Accruals                                 72,378        45,752       80,134
    Current portion of long term                  0        12,844       11,501
lease obligations
                                         ----------    ----------   ----------
       Total current liabilities            178,850       275,895      217,098


Creditors: Amount falling due after more than one year

    Long term Lease obligations                   0        16,548       26,335

Stockholders' Equity:
    Common stock par value $0.001
 Issued :
        12,906,250 shares at Sept 30, 1998
        12,890,250 shares at Dec 31,1997
        and 12,553,200 at Sept 30, 1997       6,277         6,630        6,614
    Additional paid-in-capital            3,819,405     6,505,263    6,339,068
    Deficit Accumulated During the
        development stage                (1,771,596)   (4,982,706)  (2,770,397)
   Foreign Currency Transaction Adjustment  (68,822)      (76,226)      (7,452)
                                         ----------    ----------   ----------
Total stockholders' equity                1,985,264     1,452,961    3,567,833
                                         ----------    ----------   ----------
Total liabilities & stockholders' equity  2,164,114     1,745,404    3,811,266
                                         ----------    ----------   ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
                       Three Months Ended   Nine months Ended   Cumulative since
                            Sept 30                Sept 30        Incorporation
                                                                   May 2, 1996
                          1997       1998       1997      1998

Revenues:
     Product & Services   118,010     190,780    344,286    454,247    846,330
                          -------     --------  --------   --------   --------
Total Revenues            118,010     190,780    344,286    454,247    846,330
                          --------    --------   -------    -------   --------

Cost of Revenues:
     Product & Services      (48)       7,736      9,865     29,664     39,970
                          --------    --------   -------    --------  --------
Total Cost of Revenues       (48)       7,736      9,865     29,664     39,970
                          --------    --------   -------   --------   --------
         Gross margin     118,058     183,044    334,421    424,583    806,360

Operating Expenses:
   Sales & Marketing      159,100     199,531    317,110    790,144  1,266,480
   General and admin      149,320     242,221    469,022    641,621  1,610,238
Research and development  453,895     407,909    984,786  1,218,432  2,772,466
                         --------   --------  --------   --------    ---------
Total Operating Expenses (762,315)   (849,661)(1,770,918)(2,650,197)(5,649,184)
                         --------   --------  --------   --------    ---------
 Loss from operations    (644,257)   (666,617)(1,436,497)(2,225,614)(4,842,824)

Other Income(Expense):
 Taxes (ex Income Taxes)        0       5,120         0       (800)   (16,778)
 Currency Exchange diff    58,953      49,197       (484)    81,312     82,512
 Provision for Doubtful Debt    0           0          0          0   (164,699)
 Interest Income           22,661      10,879     93,393     74,831    217,773
 Depreciation             (42,054)    (48,247)   (80,316)  (142,038)  (258,689)
                          --------    --------  --------   --------   --------
Total other Income
(Expenses)                 39,560      16,949     12,593     13,305  (139,881)

Income before provision
        for income taxes (604,697)  (649,668) (1,423,904)(2,212,309)(4,982,706)
Provision for Income Taxes      0.         0.          0          0          0
                          --------   --------  ---------   --------   --------
     Net Profit (Loss)   (604,697)  (649,668).(1,423,904)(2,212,309)(4,982,706)
                         --------     --------  --------   --------   --------

Statement of Comprehensive Income
    Foreign Currency
Translation Adjustment    (51,654)    (39,351)   (37,533)   (68,773)   (76,225)

Comprehensive Income/
(Loss)                   (656,351)   (689,019)(1,461,437)(2,281,082)(5,058,931)
                         --------     --------  --------   --------   --------
Earnings Per Share - Basic
and Diluted                 (0.05)      (0.05)     (0.11)     (0.17)
                          --------  --------   ---------    --------

Weighted Average       12,553,200   12,906,250 12,553,200 12,889,803
Common and Common         --------  --------    --------    --------
Equivalent Shares Outstanding

The accompanying notes are an integral part of these condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

                                       Nine months   Nine months Cumulative since
                                         Ended         Ended      Incorporation
                                    Sept 30, 1997  Sept 30, 1998   May 2, 1996

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income(Loss)                      (1,423,904)  (2,212,309)   (4,982,706)


ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:

Depreciation                                 80,316      148,443       255,262
Decrease/(Increase) in Prepaid Expenses       1,287     (135,779)     (162,646)
(Decrease)/Increase in accrued Expenses           0      (34,382)       45,752
(Decrease)/Increase in Accounts Payable      77,856       83,391       246,690
Increase in Accounts receivable            (302,189)    (160,843)     (212,905)
                                          ---------     --------     ---------
Net cash provided (used)                 (1,566,634)  (2,311,479)   (4,810,553)
by operating activities

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of Computers,                (392,617)    (109,455)     (704,510)
 Equipment & Vehicles
                                           ---------     --------    ---------
Net cash used in investing activities      (392,617)    (109,455)     (704,510)



CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of common stock,           0           0     6,345,682
net of issuance costs
                                            ---------     --------   ---------
 Net cash from financing activities                0           0     6,345,682


Effects of exchange rate changes on Cash     (37,533)    (68,773)      (76,225)


Net increase/(decrease) in cash and
cash equivalents                          (1,996,784) (2,489,707)      754,394

Cash and cash equivalents at               3,398,855   3,244,101             0
beginning of period                        ---------    ---------    ---------

Cash and cash equivalents at               1,402,071     754,394       754,394
end of period                               --------    ---------    ---------
                                            --------    ---------    ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.







                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FROM INCORPORATION THROUGH SEPT 30, 1998 (Unaudited)

                                                      Deficit
                                                    Accumulated     Foreign
                       Common   Stock     Paid-In     During        Currency
                       Shares   Amount    Capital   Development    Translation
                        $         $          $           $             $
  Balance At Inception         -         -          -           -            -
Net Loss from 2-May-96
To 31-Dec-96                   -         -          -    (347,692)           -
  Issuance of Common Stock
to 31-Dec-96 Public And Private
  Offerings:
May, 1996 At
$.001 Per Share     2,750,000      2,750          -            -             -
  August, 1996
At $.40 Per Share   2,392,500      2,393    954,607            -             -
  December, 1996
At $3 Per Share     1,000,000      1,000  2,999,000            -             -
  Stock Issued As
Commissions:
August, 1996
At $.40 Per Share      91,000         91     36,309            -             -
  November, 1996
At $3 Per Share        43,100         43    129,257            -             -
  Issuance Expenses
Of Capital Stock            -          -   (299,768)           -             -
  Translation Adjustment
For The Period              -          -          -            -       (31,289)
  Balance At         ---------------------------------------------------------
31-Dec-96            6,276,600     6,277  3,819,405      (347,692)     (31,289)
  September 8,1997
Script Div Share
Issue 1 for 1        6,276,600
  November 25 Issuance
of Common Stock
at $8 Per Share        315,000       315  2,519,685
  Stock Issued As
Commissions:
  November 1997
At $8.00 Per Share      22,050        22    176,378            -             -
  Issuance Expenses                        (176,400)
of Capital stock
  Net Loss For The
Period To 31-Dec-97          -         -          -    (2,422,705)           -
  Translation Adjustment
For The Period               -         -          -             -       23,837
Balance At         ------------------------------------------------------------
31-Dec-97           12,890,250     6,614   6,339,068   (2,770,397)      (7,452)
Issuance of Common
Stock at $10.38         16,000        16     166,195
Net Loss For The
Period To 30-September-98     -         -          -   (2,212,309)           -
  Translation Adjustment
For The Period               -         -          -             -      (68,773)
Balance At         ------------------------------------------------------------
30-September-98     12,906,250     6,630   6,505,263   (4,982,706)     (76,225)
                   ------------------------------------------------------------
                   ------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               Sept 30, 1998


A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Jyra Research Inc ("Jyra" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1997 included in the Company's Form 10K. The results of operations for the three months ended Sept 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

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


D.  STOCK OPTION PLAN

The Company has adopted two separate stock option plans. The first is for key employees and the second for key executives.


Stock option plan for Key Employees

The Plan for key employees was adopted July 20, 1996. The Plan provides for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code, as well as non incentive stock options. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted. On March 30, 1997, the original Stock Option Plan dated July 20, 1996 allowing for the grant of up to a total of 300,000 common shares was amended to allow for the grant of up to a total of 500,000 common shares. The stock option plan has been adjusted for the 100% stock dividend and allows for the grant of up to a total of 1,000,000 common shares.

During the 2nd quarter 1998, 10,000 shares were granted at an option price per share of $8.00 to the following schedule:



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


At Sept 30, 1998 there were 954,000 shares under option plan for key employees.


At Sept 30, 1998 there were 46,000 shares available for future grants under the option plan for key employees.



Stock option plan for key executives

The Plan for key executives was adopted Sept 1, 1998. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted. The Plan allows for the grant of up to a total of 300,000 common shares.

During the 3rd quarter 1998, 250,000 shares were granted at an option price per share of $5.50 and were fully exercisable from the date of grant.

At Sept 30, 1998 there were 250,000 shares under option plan for key employees.

At Sept 30, 1998 there were 50,000 shares available for future grants under the option plan for key employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of section 27A of the Securities and Exchange Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which reflect the Company's current judgement on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under BUSINESS RISKS on page 14 and in the Company's Annual Report on Form 10K for the year ended December 31, 1997 which is on file with the Securities and Exchange Commission.


Business. (Introduction & Background)

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


The Company continues to engineer its product to meet the current and evolving requirements of the telephone and Service Provider companies and plans to exploit this market through its direct sales operations and through forming partnerships with major equipment vendors and has recently announced a joint marketing arrangement with Cisco Systems.

Jyra was chosen during October 1998 by Cisco Systems, from a very competitive field, to provide and jointly market the Performance Management element of the Cisco Service Management System, CSM. The Company expended considerable resource during the quarter in securing this arrangement with Cisco Systems. Management felt justified in committing resources to this project because of the enormous potential revenues represented by access to Cisco's Service Provider and telecommunication company customer base and sales force.


RESULTS OF OPERATIONS

Revenues for the third quarter ended Sept 30, 1998 increased 61% to $190,780 compared to $118,010 for the three months period ended Sept 30, 1997. The Company's strategy for the third quarter was to exploit our product's capabilities in the Service Provider space. Specifically, the Company allocated resources to build a sales alliance with Cisco Systems and establish our product as the basis of an applications monitoring service that could be provided by major telecommunications companies to all of their major customers.

The value to Jyra Research of major telecommunications companies as customers is that, in addition to their purchasing software to monitoring their own network, it is anticipated that they will sell Jyra's product to each of their customers to monitor their own networks. It is necessary to install Jyra's product at each customer location that requires monitoring for application and network response time. For example, a customer with ten locations would require the telecommunications company to purchase 11 copies of Jyra's product, one for each of the customer locations and one for themselves which would act as a console. The next customer requiring for example only four locations to be monitored, would require the telecommunications company to purchase a further five copies of Jyra's product.

One example of the Company's success in the telecommunications sector was with TeleDenmark. Jyra SMA, competing with a major well established competitor, was selected by TeleDenmark as the performance management element of TeleDenmark's next generation service offering. Jyra SMA has been chosen by TeleDenmark specifically to monitor standard Frame Relay networks and other services in terms of "Quality of Service" by measuring response times for mission critical business applications. The Jyra SMA will initially collect usage statistics and response times experienced by TeleDenmark's major users of frame relay and other services, as well directly measuring end to end performance. Going forward, this will be a standard key part of the service offering for TeleDenmark which they can promote to all of their customers.


Management believes that a typical medium sized European telecommunications company would have between 100 and 150 customers interested in this kind of service, most of these would have in excess of 10 locations. The potential to scale revenues going forward as more telecommunications adopt Jyra as the tool with which monitor each of their customer networks is significant.

Now that initial sales to this large potential market have been achieved, Management is confident that the Company has the potential to market its products globally through major telecommunications companies. However, in order to exploit this global market, Management believes it is necessary to work with a major vendor with global resources and an established record in this market.

Management identified Cisco Systems as an ideal company with which to work. Cisco has a strong and growing presence in the telecommunications space, and the most effective sales force in the industry. Management assigned specific executives to work exclusively on achieving an arrangement with Cisco Systems, and by October 1998 were successful in reaching a joint marketing arrangement with Cisco Systems. The effect of this is that both Jyra and Cisco sales teams will position Jyra's product to telecommunications companies as a part of Cisco Service Management System, (CSM).


Management believes that the joint marketing arrangement with Cisco provides the Company with the reach and credibility to succeed in becoming a standard tool among telecommunications companies over the course of next year.


During the third quarter ended Sept 30, 1998 the Company also began to see some initial results of its efforts to target high-end resellers. The Company was able in this period to announce a significant arrangement with Siemens whereby Siemens would resell Jyra's product to major users in Switzerland. Management believes that Siemens has the technical and sales capability to be an effective channel to the corporate sector for the Company's product. Siemens have already installed Jyra product on a trial basis with four major Swiss financial institutions.

Cisco Systems have also, during the third quarter, chosen Jyra's SMA as offering value to their next generation web based management system Cisco Works 2000. Jyra provides a connection to Cisco Works 2000 customers with allows them to monitor performance of e-commerce and web sites.

The Company's sales efforts during this period were focused primarily on strategic goals, specifically on establishing the relationship with Cisco Systems, and establishing Jyra SMA as a mainstream service offered by a major telecommunications company or Service provider. Jyra's sales team was successful in achieving both of these strategic aims. However, the process consumed more time and resources than anticipated at the outset and did impact revenues for the period.

Management believes that the Jyra solution being provided to TeleDenmark and their customers has universal application among telecommunications companies and Service Providers.

Management feels that acceptance by the telecommunications industry and endorsement by Cisco Systems are highly significant and now feel confident in scaling sales and marketing operations to address a global market.



Research and development expenses decreased 10% to $407,909 for the quarter ended Sept 30, 1998 compared to $453,895 for the three months period ended Sept 30, 1997. This decrease in spending was due to a levelling off of capital equipment purchasing. The Company continued to work on the its existing development program while expanding its ability to respond to the requirements of Cisco and its major customers and also continues to update the core of the product for enhanced scalability.


General and administrative expenses for the quarter ended Sept 30, 1998 increased 62% to $242,221 compared to $149,320 for the quarter ended Sept 30, 1997. This increase in general and administrative expenses was partially due to the Company's implementation of a Management and Administrative structure to allow the Company to deal with the anticipated future growth of customer requirements. In addition during the third quarter expenses were incurred specifically because of the protracted contractual and technical negotiations with TeleDenmark and Cisco


Sales and Marketing expenses for the quarter ended Sept 30, 1998 increased 25% to $199,531 compared to $159,100 for the quarter ended Sept 30, 1997. The Company's investment in a sales force has allowed the Company both to focus on the strategic telecommunications sector in preparation for the release of its version 2 product, and to develop a sales process that takes advantage of the telephone Company's own sales force and customer base to provide the Company with the potential to build revenues. In addition the Company incurred expenses associated with increased sales & marketing and training activities to in Europe and the US.


Interest income was $10,879 in the third quarter of fiscal year 1998. The interest was generated from funds held on deposit and fixed term of one month or less.


Earnings(Loss) per share for the quarter ended Sept 30, 1998 was ($0.05). The number of weighted average common shares outstanding was 12,906,250.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was ($2,311,479) for the nine months ended Sept 30, 1998. The primary expenditure of this cash was to fund the operating expenses offset against initial revenue adjusted for depreciation, offset by Prepaid Expenses, Accounts Payable and Accounts receivable.


Net cash used in investing activities was $109,455 for the nine months ended Sept 30, 1998. These funds were principally invested in additions to property and equipment.


The Company did not raise any funds through the issue of equity therefore net cash provided by financing activities was nil.


As of Sept 30, 1998, the Company's principal sources of liquidity included
Cash and cash equivalents, totalling $754,394. In addition the Company made an investment (5%) in Path 1 Network technologies Inc.(see below). Path 1 Network Technologies now trades on the OTC Bulletin Board (PNWK). The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company believes cash expected to be generated from operations, together with existing cash and investment balances, should be sufficient to satisfy operating cash and capital expenditure requirements through the next twelve months.


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

PART II.                       OTHER INFORMATION





ITEM 6. Form 8-K


       The Company did not file any reports on Form 8-K during the three months ended Sept 30, 1998.

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

                                                  November 16, 1998





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

                                                  November 16, 1998