Form 10-K
period 1998-12-31
JYRA RESEARCH INC
filed 1999-03-31
CIK 1017334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

      __
     |_X_|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1998


                              OR

      __
     |__|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to____________


          Commission file number   333-19183


           JYRA RESEARCH INC. ( A Development Stage Enterprize )
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The approximate aggregate market value of the voting stock held by non-affiliates of the registrant on 26 March 1999, was $82,000,000 based on the closing sales price of the Company's Common Stock as reported on The OTC Bulletin Board National Market. As of 26 March 1999, the registrant had outstanding 13,014,360 shares of Common Stock, par value $0.001, of which the Company believes 8,614,360 are owned by persons other than the Company's executive officers and members of the Board of Directors and the beneficial owners of 5% or more of the voting stock of the Company.

                               JYRA RESEARCH INC.

                             1998 FORM 10-K REPORT

                               TABLE OF CONTENTS

PART I
  ITEM 1.     Business
  ITEM 2.     Properties
  ITEM 3.     Legal proceedings
  ITEM 4.     Submission of matters to a vote of security holders

PART II
  ITEM 5. Market for the registrant's common equity and related stockholder matters
  ITEM 6.     Selected financial data
  ITEM 7. Management's discussion and analysis of financial condition and results of operations
  ITEM 7a     Quantitative and Qualitative disclosure about market risk
  ITEM 8.     Financial statements and supplementary data
  ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosures

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

                                     PART I


(1) Reference is made to "Glossary of Terms" at pages 18-20, for description of terms used in this Annual Report.

ITEM 1. BUSINESS


Certain Statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Financial Risk Management, "Potential Volatility in Operating Results, "Investments and Alliances, "Competition", "Research and Development", "Manufacturing", "Patents, Intellectual Property and Licensing", "Future Growth Subject to Risks" and "Other Risk Factors" sections contained herein, which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.


GENERAL

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

Jyra has developed a Service Management Architecture for providing a verifiable measurement of the quality of end-to-end application performance experienced by users connected through corporate networks or via the Internet. This allows customers to effectively deliver robust e-commerce solutions, implement tangible service level agreements (SLAs) and to measure their return on network investment against performance achieved. Networking is a multi-billion dollar global market whose growth is spurred by the belief that the

Internet is changing the way people all work, live, play and learn. Over the last year, there has been a key shift in the role of the Internet and in how the Internet is perceived. What was once a fairly complex tool used by an elite group of highly technical individuals is now a technology driving economic change globally by creating new jobs and market opportunities. Management believes that this trend and the response to this trend by the major telecommunications operators is the largest factor which will drive future sales of the Company's distributed application performance management products.

The Company markets its products through its direct sales force to public network operators and other IT service providers, and to corporate customers through IT system integrators and consultancies ("resellers"). The Company's executive offices are located at Hamilton House, 111 Marlowes, Hemel Hempstead, United Kingdom and its telephone number at that location is +44 1442 403600. The Company can also be reached by visiting its web-site at http://www.jyra.com. For general inquiries, the reader may also email info@jyra.com.


STRATEGY

Jyra's strategy is to provide end-to-end distributed application performance management products to help its customers improve productivity and gain competitive advantage through realizing greater value from their investments in networking products and services.
The Company's current product line is a single range of distributed application and network performance monitoring products called the "Service Management Architecture".


SERVICE MANAGEMENT ARCHITECTURE

The SMA is a distributed network management architecture capable of providing detailed, accurate overviews of the network service being delivered to the actual end-user. It is this focus on the end-user that allows the SMA to be used as a tool to ensure both the integrity of the network and the ability to provide justification of Service Level Agreements to customers - be they internal or external. By persistently monitoring the services that are being provided the SMA can identify weak spots in the network configuration, brought on by hardware failure, congestion, or other causes.

Key features of SMA include:
*     All web-based configuration and reporting - manage from anywhere
*     Remote summarization and thresholding to reduce network traffic
*     Reliable alerting to upstream management stations
* Automated update of remote agents based on configuration to reduce network management workload
*     Easy integration into HP and Cisco management solutions.
This section gives a summary of each of the products available from Jyra. All the products are developed in the Java language providing innovative, platform-independent network management solutions for the users of today's increasingly powerful and flexible computer networking environments.

By constantly monitoring the services that are being provided, the SMA is designed to identify weak spots in the network configuration brought on by hardware failure, congestion, or other causes. The SMA is comprised of: the Mid-Level Manager; and the Service Level Monitor. The SMA mounts on the Windows NT 4.0, platform and adheres to industry standards for SNMPv1 & SNMPv2. Requirements for dedicated PC and workstations are dependent upon specific traffic and monitoring environments. The SMA provides a suite of tools and agents to the network manager through an ordinary browser. These include: Network equipment availability monitoring; End-to-end application response time monitoring and trending of today's client server based applications; Internet/Intranet/Extranet response time monitoring of HTTP servers and proxy agents; Detailed end-to-end network latency monitoring and trending; Network bottleneck/slow link identification; Distributed SNMP data collection; Distributed trap relay; and Standard World Wide Web browser-based configuration and reporting.

Mid Level Manager (MLM)

The MLM is the key unit of the Jyra Service Management Architecture (SMA). It allows individual agents to be configured en-masse to collect response time data against application services by distributing the tasks across its management architecture. In this way response time data can be collected from the various SLMs (see below) and summarized into reports that highlight either geographical or service-specific issues. The distributed nature of the management system allows all networks, regardless of size, to be managed effectively and efficiently without impacting user response time to the available services.

Service Level Monitor (SLM)

An SLM gathers remote application response time data for a network using scheduled Java agents, and carries out local summarization against the business reporting categories defined by the manager. It tests the response time data against configured thresholds and forwards any threshold events reliably through the MLM to upstream management stations. The SLM can also be responsible for local reporting, further reducing the workload and network traffic. Furthermore it has the ability to report the collected data to a Mid Level Manager (MLM) which collates and summarizes the acquired data from multiple SLMs into higher-level report structures for accurate pinpointing of network shortcomings and critical performance areas in large-scale networks. The SLM also includes support for distributed SNMP data collection.

Jyra HP OpenviewTM* Plug-In

The Jyra HPOV plugin allows the systems manager to have an application performance management view of the network alongside the traditional SNMP polled view in a familiar format, maintaining the value of their investment in HP Openview.

Intranet Service Monitor (ISM)

The Company sold the Jyra Intranet Service Monitor (ISM) in 1998 as a standalone monitoring solution for Internet Service Providers. It is no longer offered for sale. Existing customers are in the process of being upgraded to the distributed MLM/SLM solution. The Company may re-introduce a standalone entry-level monitoring solution during 1999.


CUSTOMERS AND MARKETS

Management believes that the Company's market is best described as the end-to-end application performance management market, and believes that this market for additional management solutions will grow rapidly for three reasons:
1) the growth in importance to enterprise customers of Internet e-commerce,
2) the competitive market for telecommunications services that has resulted from deregulation, and 3) the standardization driven by the growth of the Internet.
This market has recently been described by Bear Stearns as the "Business Oriented Network Management" market and a preliminary forecast by IDC (International Data Corporation) suggested that this market would grow at 70% per year to $3.1B worldwide by the year 2001 whilst the growth rate of traditional network management tools was forecast to decrease. Jyra is a founder member of the Application Performance Management Forum which was established in January 1999 to increase potential customer recognition of this market sector.
The market for LAN and WAN fault and performance management tools and systems is subject to changing competitive forces and new functionality in products; therefore, it is difficult for the Company to precisely estimate the requirements of its customers and, therefore, the size of its potential market. To date, the Company has sold products to customers primarily in the following industries - telecommunications, information providers and pharmaceuticals. The market for network monitoring equipment is a result of the general globalization of business. Management believes that the market for end-user oriented network management equipment is growing and that the opportunity exists for new products to find acceptance in the marketplace. Management has limited forecasting resources, and cannot guarantee that this market growth will actually occur, or that the Company's products will be successful within this market if it develops.

Market Sectors

The Company divides its global market into two sectors: enterprise and service providers.

Enterprise

Enterprise customers include corporations, government agencies, utilities and educational institutions. Enterprise customers tend to be those that place a high value either on information services, specifically, or on indicators of delivered quality, generally, such as banks and pharmaceutical companies.

Enterprise customers generally are large organizations with complex networking needs, usually spanning multiple locations and types of computer systems. Enterprises are major consumers of network management technology. Networks are crucial to the success of these companies. Although networks are important strategic assets for these companies, they also present major risks and constitute major expenses. Enterprises would typically deploy the Company's product for one of two reasons: to monitor the performance of some business-critical application, typically web-based; or to evaluate the performance of an external service provider. The Company's strategy is to target Enterprises through telecommunications companies as a delivery channel. The Company's sales force promotes its products within an Enterprise but steers the customer towards either a systems integrator or a telecommunications partner such as British Telecom or MCI. However, there can be no assurance that the Company will be able to successfully market its products to telecommunications companies or that these companies would distribute the Company's products to their customers

Service Providers

These customers provide data communication services, including telecommunication carriers, Internet Service Providers, cable companies, wireless communication providers, and IT outsourcers. Service Providers typically deploy the Company's products to demonstrate the provision of premium service to their large corporate customers, although as large IT consumers in their own right, may also deploy the Company's products to monitor internal applications. In 1997 the Company approached major telecommunications companies in the United Kingdom and the United States with a view to initiating trials of the Company's systems in the areas of networking and Internet problem solving in 1997. Trials continue in British Telecom and in January 1998, the Company's Mid-Level Manager and Service Level Manager were chosen by MCI to serve as a component in MCI's new Advanced Trouble Analysis Center (ATAC) service. Jyra receives no revenues for the service sold by MCI to their customers, but charges MCI for software licenses used in deployed in support of the service. The Jyra element of the ATAC service is still at an early stage, MCI has reorganized after the Worldcom merger, and although the Company's management believes it is accepted that this service may begin generating revenue for the Company there can be no guarantee that any significant revenue will be received. However, Tele Danmark has purchased and is using the Company's products to monitor a specific large customer network; management therefore believes that other network operators will replicate this model.

Major Customers
In 1998, the Company's largest customers were Tele Danmark, Siemens, SmithKlineBeecham and Vodaphone. Tele Danmark accounted for almost 20% of the Company's revenue in 1998. Management believes that, at this stage in the Company's development of its business to service providers, revenues from service providers will be characterized by larger, sporadic purchases.

Sales Overview
The Company established a sales presence in the United States during April 1997 and attended Interop in Las Vegas, Nevada in May 1997. At this show the Company publicly launched its first product, the MLM 1.0. In addition, during May 1997, the Company opened a sales office in San Jose, California. The Company hired two people for its United States operations. The Company has continued to market its products within the United States and Europe.
The Company's Sales & Marketing organization consisted of eight persons as of 31st December, 1998. This has increased by two in Quarter 1 1999 and management plans to continue to increase the direct sales force. The Company currently operates on two continents: in the USA, with a sales office on each coast, and in Europe, where the sales operation is based in the United Kingdom. The US East Coast sales office was established in January 1999 The Company had an agreement with Socrates Inc, who were the exclusive marketer of Jyra's software products and applications into East Coast markets but this reseller agreement with Socrates has now ended.


The Company may take preliminary steps to expand its operations to Asia during 1999, however there can be no guarantee that it will be successful. In addition, the Company is actively seeking additional sales staff in its existing markets. Additionally, the Company's sales are currently being made through multiple channels including resellers. These resellers provide system installation, technical support, and follow-up services to end-customers. Generally, the Company's international distributors have nonexclusive, countrywide agreements. Resellers do not receive sales commissions, but are entitled to purchase at a discount (relative to suggested end-user prices) for the products, which they resell. The Company's resellers sell and represent other companies' products that may be competitive with those of the Company. While the Company encourages these integrators and resellers to focus on its products through marketing and support programs, there is risk they may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products. In addition, these systems integrators and resellers may not have the resources to expand their operations to meet increased demand for the Company's products.
The Company operates a single global pricing strategy, where product is priced in United States dollars. Additionally, the Company will accept international orders in United Kingdom pounds sterling, and may accept orders in Euros from 1999.
There can be no assurance that the Company will be able to attract additional qualified salespeople or that any salespeople hired will be successful. Moreover, there can be no assurance that the Company's products will be well received in the markets in which it operates or that its sales activities will result in significant revenues for the Company.

International Operations
The Company is subject to the normal risks of conducting business internationally, including longer payment cycles and greater difficulty in accounts receivable collection. The Company generally offers 30 day net terms in the United States and Europe.

Marketing

The Company's marketing efforts focus on the Company's products and services to meet customers' changing needs for service performance and fault management. Some of the programs in which the Company are involved include participation in industry trade shows, advertising in the trade press, conducting seminars and electronic marketing through the Internet. In 1998, the Company attended four US tradeshows including Interop. In common with many larger vendors, the Company has begun to question the value of tradeshows as a means of generating business rather than market awareness, and plans to attend fewer tradeshows in 1999. It has, however, booked space at Telecom'99 in Geneva as this only takes place once in four years and is primarily oriented towards service providers. The Company plans to focus its marketing resources on more tactical events with its partners. In particular, the Company has joined the Cisco Management Showcase, a US-wide roadshow taking place in March and April, 1999.


INVESTMENTS AND ALLIANCES

The end-to-end strategy pursued by Jyra requires a wide variety of technologies, products and capabilities. Additionally, the pace of change in the industry is very rapid. The combination of complexity and rapid change make it difficult for one company, no matter how large, to develop all technological solutions alone. Investments and alliances are tools used by the Company to fill gaps in its offerings and enable it to deliver complete solutions to its customers and prospects in target markets. Satisfying customers' networking needs requires a constant monitoring of market and technology trends, plus an ability to act quickly. Jyra has a four-part approach to satisfying the need for new or enhanced networking products and solutions. In order of preference, this approach is to: develop new technologies and products internally; to make minority investments in other development stage companies and to form alliances with major vendors.


Minority Investments

The Company's strategy is to make minority investments in development stage companies whose technology it believes may be complementary to its existing products. The Company also typically takes a board position in these companies to supervise its investment.

The Company has entered into an agreement dated March 16, 1998 (the "Agreement") with Path 1 Network Technologies Inc. ("Path 1"). Path 1 was incorporated on January 30, 1998 under the laws of Delaware. Path 1 is developing technology to enable existing and new computer, telephone and video broadcast (including cable TV) networks and systems to each transmit all three types of information over one line at the same time with excellent quality of service, and provide expanded capabilities. Path 1's technology will act as a "traffic cop," prioritizing packet flow, eliminating traffic congestion and packet collision of digital information. The Agreement allowed for Jyra to make a strategic investment in Path 1 and for Path 1 to make a strategic investment in Jyra by Path 1 exchanging its Preferred Stock for common stock of Jyra. The agreement became effective on April 21, 1998. The Board of Directors of Path 1 approved the creation of a class of Preferred Stock to be issued upon the completion of the Path 1 Offering in order to fulfil its obligations under the agreement for the purpose of Path 1 making a strategic investment in Jyra, and for Jyra making a strategic investment in Path 1. The Preferred Stock issued to Jyra was non-assignable for 2 years, non-voting and did not bear interest. After the nine months, it was converted at Jyra's option, into 277,018 Shares. The Preferred Stock also provided that Path 1 shall neither issue any debt securities for a period of two (2) years from the completion of the Offering, nor issue any warrants in connection with an equity financing, without Jyra's consent, which will not be unreasonably withheld.


Strategic Alliances
In the Quarter ended September 30 1998, Management identified Cisco Systems as an ideal company with which to work. Cisco has a strong and growing presence in the telecommunications space, and the most effective sales force in the industry. Management assigned specific executives to work exclusively on achieving an arrangement with Cisco Systems, and by October 1998 were successful in reaching a joint marketing arrangement with Cisco Systems.
On 29th October 1998, Jyra and Cisco announced a joint marketing campaign to target European service providers. The effect of this is that both Jyra and Cisco sales teams will position Jyra's product to telecommunications companies as a part of Cisco Service Management System, (CSM). The Cisco Service Management (CSM) system delivers a modular suite of service management solutions integrated within a scalable, reliable, and high-performance infrastructure. CSM enables service providers to effectively plan, provision, operate and bill for a wide range of value added services, while increasing revenue and reducing cost. Management believes that the joint marketing arrangement with Cisco provides the Company with the reach and credibility to succeed in becoming a standard tool among telecommunications companies over the course of next year. The Company views its relationship with Cisco as an important element of its sales strategy to service providers. The Company is actively seeking relationships with other parties to enhance this sales strategy. However, there can be no guarantee that any significant relationships will materialise.

Jyra is also a member of the Cisco Network Management Partner Program. The Cisco Network Management Partner Program is designed for network management application developers to encourage the development and deployment of network management solutions that support Cisco-based networks and to publicize these solutions to Cisco Systems customers and Cisco sales channels. To be eligible for this program, developers must either be currently developing or marketing a commercially available network management solution that uses data coming to, through, or from a Cisco device. Only applications that are shipping will be included in the comarketing components of the program. Alpha- and beta-level applications are eligible for the developer support components of the program.

Jyra SMA also has a certified Cisco Management Connection. Cisco Management Connection, a feature of Resource Manager Essentials, delivers a toolkit and an ongoing program for the integration of network management applications using Internet-based standards and technologies. The toolkit allows users to link Web-based management applications to Essentials, and enables application developers to make their Web-based applications easily linkable through a certified registration mechanism. The toolkit has been used by Cisco and over 20 network management vendors, including Computer Associates, Hewlett-Packard, Sun Microsystems and Tivoli Systems to create certified Cisco Management Connections for their applications. The Company has trained Cisco staff in the selling of Jyra products, and will participate in a Cisco co-marketing program for management applications in 1999


Cisco Systems also, during the third quarter, chose Jyra's SMA as offering value to their next generation web based management system Cisco Works 2000. Jyra provides a connection to Cisco Works 2000 customers with allows them to monitor performance of e-commerce and web sites. CiscoWorks 2000 is a suite of Web-based products offering a new method of integrating management applications with a vast scope of network information across various vendor platforms. Through standards-based Web technologies, third party applications are now easily integrated with CiscoWorks 2000 giving users unparalleled management capabilities.

The Company's sales efforts during this period were focused primarily on strategic goals, specifically on establishing the relationship with Cisco Systems, and establishing Jyra SMA as a mainstream service offered by a major telecommunications company or Service provider. Jyra's sales team was successful in achieving both of these strategic aims. However, the process consumed more time and resources than anticipated at the outset and did impact revenues for 1998.


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

COMPETITION

Jyra competes in the application, network and systems management markets, providing solutions for verifying the performance of applications across Intranets, Extranets, and the Internet. Rapid growth, converging technologies, and a conversion to new solutions that offer superior advantages characterize these markets.
Jyra's competitors include Computer Associates, Hewlett Packard, BMC and IBM as well as smaller niche companies, and large network management consultancies such as INS.
Several of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company. The principal competitive factors in the markets in which the Company presently competes and may compete in the future are: price; performance; the ability to provide end-to-end solutions and support; conformance to standards; the ability to provide added value features such as security, reliability, and investment protection; and market presence.
Typical customers spend in excess of $250,000 on systems management products, and an additional $250,000 to make the products perform. Jyra's distributed approach, once implemented, will allow customers to buy individual components as required with an entry-level solution available from $30,000. The Company competes for revenue within the network and systems management market both with established and emerging; computer, communications, intelligent network wiring, network management and test equipment companies. The Company offers an alternative to these approaches and has not had its pricing eroded by direct like for like competition; however there can be no guarantee that such competition will not appear in the future. Currently, the primary competitors for the Company's products are Hewlett-Packard Company ("Hewlett-Packard") and the Tivoli product range from IBM. IBM and Hewlett-Packard have greater name recognition, more extensive engineering, manufacturing and marketing organizations and substantially greater financial, technological and personnel resources than those available to the Company. In addition to its current principal competitors, the Company expects substantial competition from established and emerging computer, communications, intelligent network wiring, network management, embedded systems and test instrument companies. Jyra expects that the overall number of competitors providing niche product solutions will increase due to the market's attractive growth. On the other hand, the Company expects the number of vendors supplying end-to-end telecommunications solutions will decrease, due to the rapid pace of acquisitions in the industry. There can be no assurance the Company will be able to compete successfully in the future with existing or anticipated competitors. Moreover, there can be no assurance that the Company's products will ever receive commercial acceptance or that there will ever be any meaningful sales of its products. Furthermore, new companies may emerge at any time with products that are superior, or that the marketplace perceives are superior, to the Company's products. New entrants, new technology and new marketing techniques may cause customer confusion, thereby lengthening the sales cycle process for the Company. Increased competition may also lead to downward pricing pressure on the Company's products. The LAN and WAN industries are characterized by rapid technological advances and can be significantly affected by product introductions and market activities of industry participants. Competitive pressures from companies which offer lower prices or introduce new products may, in some instances, result in delayed or deferred purchasing decisions by potential customers of the Company. Purchase delays or deferrals by potential customers of the Company's products may require the Company to reduce its prices. These competitive scenarios could materially adversely affect the Company's revenues and operating margins.


RESEARCH AND DEVELOPMENT

The Company is engaged in research and development efforts to develop customer solutions for each of its two market sectors: Enterprises and Service Providers. The Company focuses its product development activities on products that are responsive to customer requirements and that provide end-to-end performance management solutions. The Company's research and development investments are currently made internally and in addition, the Company makes minority equity investments in early stage technology development entities to develop complementary products. In 1998, the Company focussed its R&D efforts on two major activities: increasing its capabilities within Cisco based networks; and increasing scalability and robustness to meet the needs of network service providers. There can be no assurance that Jyra will be able to successfully develop new products to address new customer requirements and technological changes, or that such products will achieve market acceptance. All of the Company's expenditures for research and development costs have been expensed as incurred.


MANUFACTURING

The Company does not currently manufacture any hardware products. Its software products are currently supplied on compact disc (CD) but are capable of being distributed electronically via the Internet. The Company has no immediate plans to package its products into a hardware platform, but the Company may choose to do so if market opportunity dictates. The Company's processes and procedures are not ISO 9001 certified, and there can be no guarantee that absence of ISO9001 certification will not affect future sales of the Company's products.


PATENTS, INTELLECTUAL PROPERTY AND LICENSING

At the present time, the Company does not own any patents relating to any of its products.
Jyra's success is dependent in part upon its proprietary technology. The Company generally relies upon copyrights, trademarks and trade secret laws to establish and maintain its proprietary rights in its technology and products. There can be no assurance that any of these rights will not be challenged, invalidated or circumvented, or that any rights will provide competitive advantages to Jyra. In addition, the laws of some foreign countries may not permit the protection of Jyra's proprietary rights to the same extent as do the laws of the United States or the European Union.

Although Jyra believes the protection afforded by its copyrights and trademarks has value, the rapidly changing technology in the network management industry makes Jyra's future success dependent primarily on the innovative skills, technological expertise and management abilities of its employees rather than on patent, copyright and trademark protection.
Jyra's products are designed to include software or other intellectual property licensed from third parties, specifically a Java Runtime Environment freely licensed by Sun Microsystems.
While it may be necessary in the future to seek or renew licenses relating to various aspects of its products, Jyra believes that based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms.
Because of the existence of a large number of patents in the networking field and the rapid rate of issuance of new patents, it is not economically practical to determine in advance whether a product or any of its components infringe patent rights of others. In future, Jyra may receive notice from or be sued by third parties regarding patent claims. If infringement is alleged, Jyra believes that, based upon industry practice, any necessary license or rights under such patents may be obtained on terms that would not have a material adverse effect on Jyra's business, operating results and financial condition. Nevertheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all, or that Jyra would prevail in any such challenge. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favourable terms, or the need to engage in litigation could have a material adverse effect on Jyra's business, operating results and financial condition.


EMPLOYEES

The Company had 20 employees as of 31st December, 1998: 8 in Research & Development, 8 in Sales & Marketing, 3 in General Management and 1 in
Finance and Administration.
None of the employees are represented by a labor union, and the Company considers its relations with its employees to be positive. The Company has experienced no work stoppages.
Competition for personnel in the Company's industry is intense. The Company believes that its future success depends in part on its continued ability to hire, assimilate, and retain qualified personnel. In 1998, the Company experienced difficulty in recruiting technical staff within the United
Kingdom and sales staff within the United States. Although recruitment of technical staff in Quarter 1 1999 has been easier, there is no assurance staff recruitment will not continue as a major issue. Failure to recruit appropriately qualified staff may have a material impact on the Company's sales, research and development and consequently its financial performance.

HISTORY OF THE COMPANY'S DEVELOPMENT

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

Background

Over the past ten years corporations have moved rapidly from using mainframe computers with numerous access terminals to individual personal computers ("PCs"), interconnected by networks. This has resulted in the network traffic increasing to the point where it outstrips the capacity of the existing networks. A corporate network may connect thousands of individual PCs together. The network, rather than a mainframe computer, now connects all the parts of the organization together. This resulting increase in network use can result in increased costs to a company including (i) uncontrolled and unknown network traffic, (ii) unnecessary telephone costs, and (iii) poor usage accounting. Management believes there a number of problems with the management of networks today. One major problem with existing network management systems is their inability to determine the reason why the link between two PCs is busy, or which type of traffic is causing the congestion (i.e., processing, spreadsheets, dealer feeds, games, etc.). Management believes that another major problem with existing network management systems is their inability to efficiently and cost-effectively do anything other than real-time sampling. Real time sampling will only describe the current state of the system, which immediately after a failure is "down". Management believes that a real-time view is not effective for long-term solving or diagnosis

Management believes that existing network management devices are expensive, while being limited to carrying out a single function. Existing networks probe devices or network analyzers require other devices for these products to work most effectively. Accordingly, the cost of deploying these network probes and related devices can be quite expensive.
Reference is made to "Glossary of Terms" at pages 18-20, for description of terms used in this Annual Report.

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


SERVICE MANAGEMENT ARCHITECTURE

The Service Management Architecture ("SMA") is a distributed network management architecture designed to provide detailed, accurate overviews of the network service being delivered to the actual end-user. It is intended that this focus on the end-user allows the SMA to be used as a tool to ensure both the integrity of a network and the ability to provide justification of Service Level Agreements to important customers.
SMA is an architecture in which multiple Service Level Managers and Mid-Level Managers act as a single distributed system reporting on network response time, or network performance, as experienced by users at different locations. The initial version of the SMA was released in the third quarter of 1997, and Version 2.0 of the SMA was launched in September 1997. After

Version 2.0 of the SMA was launched the Company continued to communicate with customers and potential customers to ascertain how well the product was meeting their needs. Based upon feedback and the constantly evolving market place and needs of customers and potential customers, Management of the Company determined that the greatest potential for revenue growth was in monitoring large networks. This meant that the SMA needed to operate in a distributed manner whereby semi-autonomous components of the software could be spread across a large network to monitor network response times from multiple locations, reporting back to a central console as required, and so scaling to manage up to carrier class networks. Management made the decision to redesign the service level and mid level manager to be components of a potentially large distributed system. Accordingly, the Company began redesigning Version 2.0 of the SMA to meet the requirements of distributed and scalable operations. The first significant distributed components of SMA were planned to be available for customer release at end of May 1998.
Field tests of these distributed components were conducted with select group of initial strategic customers during April 1998. In preparation for this release Jyra's primary focus, during the quarter ended March 31, 1998, was to encourage telecommunications companies to begin pilot testing of Jyra's product with a view to developing new customer service offerings around Jyra's service level reporting tools. Jyra's ability to monitor and prove actual application response times across large networks, facilitates a basis on which telecommunications companies can bill for improved service and also a means of justifying high value added data transport services. Jyra continued to work closely with MCI in an effort to develop product to incorporate within MCI's Advanced Trouble Analysis
Center (ATAC) service and as a result MCI confirmed its intention to include Jyra's initial response monitoring agents as a key component within its then forth coming ATAC service. In addition to being selected by MCI in the quarter ended March 31, 1998, Jyra's monitoring tools were installed and were being evaluated by among others two of continental Europe's telecommunications companies and also in several major European banking customers of a significant systems integrator in Europe. Jyra's management refined its market view to reflect that while interest for its service monitoring tools comes from many sectors, including hotel and leisure, banking, pharmaceutical, transport amongst others; by far the most important sectors are the international telecommunications companies, service providers and system integrators, which each believe that they must be able to deliver a measured quality of service to their customer base in order to remain competitive. Product development continued during the quarter ended March 31, 1998, to focus on addressing inherent scaling requirements of the telecommunication sector. With specific guidance from MCI, the Company began designing into its service monitoring tools an automated means of collecting response time between multiple groups of any two Cisco routers in the Internet. The Company was, subsequent to end of quarter, able to announce this feature for June availability.
The Company had trials underway at British Telecom and in January 1998, the Company's Mid-Level Manager and Service Level Manager were chosen by MCI to serve as a component in MCI's new Advanced Trouble Analysis Center (ATAC) service. Jyra receives no revenues for the service sold by MCI to their customers, but charges MCI for software licenses used in deployed in support of the service. The Jyra element of the ATAC service is still at an early stage, the MCI business has been subject to reorganization as a result of its merger with WorldCom, and although it is expected that this service may begin generating revenue for the Company there can be no guarantee that any significant revenue will be received. The Company retains an active working relationship both with British Telecom and with MCI, but there can be no guarantee that these relationships will result in future sales.

Service Management Architecture

The Company had a number of telecommunications companies at the initial stages of the sales process and had progressed with one in Switzerland and one in Denmark, to initial customer deployment. The Company's strategy in focusing on telecommunication companies had provided Jyra with a number of significant partners with whom it is hoped the Company can scale its revenues as they deploy product across their own customer base. In order to partner with these kinds of companies Jyra took the decision at the beginning of the year to develop and engineer its Version 2 product to meet the telephone company requirements of distributed monitoring and scalability. In the second half of the year, the Company improved product performance and reliability, and added features specifically to meet the needs of the telecommunications industry. The Company's Management now feels confident that it has a product set that can be delivered through a scaleable business model involving telecommunications companies, and high end value added resellers such as Siemens Nixdorf Informationssysteme AG, Switzerland. The Company's ability to attract significant telecommunications partners and established companies such as Siemens is encouraging and management believes provides a strong basis for future sales growth.

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

ITEM 2.  PROPERTIES

The Company's principal executive administrative, marketing and product development facilities consist of approximately 2,700 square feet in buildings in Hemel Hempstead, Hertfordshire HP1 1BB England. The Company pays an annual rental of 23,500 pounds sterling. The lease expires in August 1999. In addition, the Company is leasing an office in San Jose, California, on a month-to- month basis, at a rental of $1,800 per month. The Company opened a sales representative office in Boston Massachusetts in January, 1999, also rented on a month-to-month basis. These rental agreements have a 60 day notice period.


ITEM 3.  LEGAL PROCEEDINGS

As of 30 March 1999, there are no material legal proceedings pending against the Company that will have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

TRADING MARKET OF COMPANY'S SHARES
The principal trading market for the Company's shares is the National Association of Securities Dealers Over the Counter Bulletin Board ("OTC Bulletin Board"), on which the Company's shares have traded since
September 24, 1996. The price range of trading in the Shares, on a quarterly basis, since that time, is as follows:

                 OTC BULLETIN BOARD
                                                    1996 Trades         Volume
                                                    Low |High
                 3rd Quarter                       0.45 | 0.8125       364,400
                 4th Quarter                       0.75 | 6.00       8,993,000

                                                    1997 Trades         Volume
                                                    Low |High
                 1st Quarter                       3.56 | 12.00      5,512,600
                 2nd Quarter                       7.94 | 10.375    10,053,600
                 3rd Quarter                       6.69 | 16.31     14,917,000
                 4th Quarter                       7.25 | 11.75      5,503,600

                                                     1998 Trades        Volume
                                                     Low |High
                  1st Quarter                      8.50 | 13.50      3,162,800
                  2nd Quarter                      6.88 | 14.13      5,208,200
                  3rd Quarter                      4.88 | 11.10      2,350,200
                  4th Quarter                      4.63 | 10.47      2,595,000

                                    Jan 2 - 26 March 1999 Trades        Volume
                                                     Low |High
                  1st Quarter                      6.44. | 12.38    2,807,200

(1) Prices have been adjusted to reflect the 2-for-1 stock Dividend, in the form of a stock dividend on September 8, 1997.

Note: OTC Bulletin Board Quotations - The OTC Bulletin Board quotations represent inter-dealer prices, without mark-ups, commissions, etc., and they may not necessarily be indicative of actual sales prices.

The last trade of the Shares on the OTC Bulletin Board on 26 March 1999 was $9.50.

GERMAN TRADING
Jyra shares began trading on the Frankfurt Stock Exchange on Friday, 12th March, 1999 Jyra shares will continued to be listed on the Berlin (OTC), and quoted in Munich and Hamburg exchanges. The trading statistics for Germany are:

                                                     1998 Trades(1)     Volume
                                                     Low |High
                 2nd Quarter                       6.65 | 13.45      1,209,528
                 3rd Quarter                       4.88 | 10.10        684,143
                 4th Quarter                       4.63 |  9.59        494,723

                                    Jan 2 - 26 March 1999 Trades        Volume
                                                     Low |High
                  1st Quarter                      6.00 | 10.40      1,676,890

(1) Prices in Euros. As at 31 March 1999 one Euro equalled 1.074 United States Dollar, source - Reuters.

HOLDERS OF RECORD
As at 26 March 1999 the Company had 34 Holders of Record on its shareholder register.


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


RECENT SALES OF UNREGISTERED SECURITIES

During December 1998 the Company sold 103,000 common shares at $7.50 per share to financial institutions and accredited investors for total proceeds of $772,500. The Company received $450,000 prior to December 31, 1998 and $322,500 subsequent to December 31, 1998.

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF INCOME DATA

                                                   YEAR ENDED DECEMBER 31,
                                    -----------------------------------------
                                                                Eight months
                                                               ended December
                                           1998         1997        1996
                                      ----------    ----------   ----------

Revenues...............        .    .     536,021       392,083           0
Net income............  ...            (3,047,410)   (2,422,705)   (347,692)
Earnings per share..(2)....    ...          (0.24)       $(0.19)      (0.04)
Weighted average common and common     12,903,798    12,587,367   8,876,364
equivalent shares outstanding..

CONSOLIDATED BALANCE SHEET DATA

                                                       AS OF DECEMBER 31,
                                     -----------------------------------------
                                                                 Eight months
                                                                ended December
                                           1998         1997         1996
                                       ----------  ----------   ----------

Working capital....................  $  1,226,503    3,323,030    3,449,489
Total assets.......................     2,701,378    3,811,266    3,547,695
Long-term obligations..................... 13,893       26,335            0
Total stockholders' equity............  2,009,078    3,567,833    3,446,701

(1) Fiscal year 1997 and prior periods reflect the 2-for-1 stock Dividend, in the form of a stock dividend, approved by the Company's Board of Directors which was effective Sept 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              1998 - 1997

Revenues for the year ended December 31, 1998 were $536,021, an increase of 36.7% over 1997. The most significant customers during the year were Tele Danmark, Siemens, Vodaphone and SmithKlineBeecham.
 The Company's revenue continued to derive from the sale of initial software to a number of international companies who either own or operate large networks where measuring the quality of service delivered to the desktop is mission critical in order to remain competitive. As a result the Company's product has continued to be adjusted throughout 1998 in order to meet these larger customers requirements. The first significant distributed components of SMA were planned to be available for customer release at the end of May 1998 and became generally available in August 1998. Field tests of these distributed components were conducted with select group of initial strategic customers during April 1998. In preparation for this release Jyra's primary focus during the quarter ended March 31, 1998, was to encourage telecommunications companies to begin pilot testing of Jyra's product with a view to developing new customer service offerings around Jyra's service level reporting tools. Management believes that Jyra's ability to monitor and prove actual application response times across large networks facilitates a basis on which telecommunications companies can bill for improved service and also provides a means of justifying high value added data transport services. The testing and piloting phase is the first step in a process in which Jyra engages telephone companies with a view to having them deploy Jyra's product, initially in a limited way to customers on a trial basis and subsequently it is hoped more widely to all of their corporate customers. The Company now has a number of telecommunications companies at the initial stages of the process and has progressed with one in Switzerland and one in Denmark, to the initial customer deployment. Product development continued during the quarter ended March 31, 1998, to focus on addressing inherent scaling requirements of the telecommunication sector. With specific guidance from MCI, the Company began designing into its service monitoring tools an automated means of collecting response time between multiple groups of any two Cisco routers in the Internet. The Company was, subsequent to end of quarter, able to announce this feature for June availability. Jyra continued to work closely with MCI in an effort to develop product to incorporate within MCI's Advanced Trouble Analysis Center (ATAC) service and as a result MCI confirmed its intention to include Jyra's initial response monitoring agents as a key component within its then forth coming ATAC service. Although MCI and Jyra retain a working relationship, management believes that rollout of the ATAC service has been affected by the MCI/Worldcom merger. The Company's strategy in focusing on telecommunication companies has provided Jyra with a number of significant partners with whom it is hoped the Company can scale its revenues as they deploy product across their own customer base. In addition to being selected by MCI in the quarter ended March 31, 1998, Jyra's reporting tools were installed and evaluated by both Tele Danmark and another continental
European Telecommunications Company. By 31st December, 1998, Tele Danmark had resold and installed a Jyra-based solution to monitor a multinational network for one of its large corporate customers.

In order to partner with these kinds of companies Jyra took the decision at the beginning of the year to develop and engineer its Version 2 product to meet the telephone company requirements of distributed monitoring and scalability. The Company's Management now feels confident that it has a product set that can be delivered through a scaleable business model involving telecommunications companies, and high end value added resellers such as Siemens Nixdorf Informationssysteme AG, Switzerland. The Company's ability to attract significant telecommunications partners and established companies such as Siemens is encouraging and management believes provides a strong basis for future sales growth.
In order to exploit the Company's product's capabilities in the Service Provider space, the Company allocated significant resource in the 3rd quarter to build a sales alliance with Cisco Systems and to establish our product as the basis of an applications monitoring service that could be provided by major telecommunications companies to all of their major customers.
Management identified Cisco Systems as an ideal company with which to work. Cisco has a strong and growing presence in the telecommunications industry, and the most effective sales force in the industry. Management assigned specific executives to work exclusively on achieving an arrangement with Cisco Systems, and by October 1998 were successful in reaching a joint marketing arrangement with Cisco Systems. The effect of this is that both Jyra and Cisco sales teams will position Jyra's product to telecommunications companies as a part of Cisco Service Management System, (CSM). The Cisco Service Management (CSM) system delivers a modular suite of service management solutions integrated within a scalable, reliable, and high-performance infrastructure. CSM enables service providers to effectively plan, provision, operate and bill for a wide range of value added services, while increasing revenue and reducing cost.

Cisco Systems also, during the third quarter, chose Jyra's SMA as offering value to their next generation web based management system Cisco Works 2000. Jyra provides a connection to Cisco Works 2000 customers with allows them to monitor performance of e-commerce and web sites.
Management believes that the joint marketing arrangement with Cisco provides the Company with the reach and credibility to succeed in becoming a standard tool among telecommunications companies over the course of next year.
During the third quarter ended Sept 30, 1998 the Company also began to see some initial results of its efforts to target high-end resellers. The Company was able in this period to announce a significant arrangement with Siemens whereby Siemens would resell Jyra's product to major users in Switzerland. Management believes that Siemens has the technical and sales capability to be an effective channel to the corporate sector for the Company's product. Siemens have already installed Jyra product on a trial basis with four major Swiss financial institutions.

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

Management continues to believes that the Jyra solution being provided to Tele Danmark and their customers has universal application among telecommunications companies and Service Providers.
Management feels that acceptance by the telecommunications industry and endorsement by Cisco Systems are highly significant and now feel confident in scaling sales and marketing operations to address a global market.

Research and development

Research and development expenses increased 18% to $1,526,142 for the year ended December 31, 1998 compared to $1,293,667 for the year ended December
31, 1998. The substantial increase in spending was due to a temporary increase in staffing, as a result of resolving the technical components of its architecture and the Company's ability to move to broaden the range of applications available as a part of its Service Management Architecture.
This spending program began towards the end of 1997 and continued throughout 1998. In particular, the Company allocated resources in the first quarter to add new graphical interfaces to the product. This work, when complete, will offer users a graphic means of describing the network monitoring tasks and of easily understanding causes of service level violations. Some results from the new graphic user interface (GUI) have been developed to a pre-delivery stage and will be released at the end of Quarter 1 1999. In addition, the Company also allocated resource to provide telecommunications companies with a new means of obtaining network transit times between any two Cisco routers. This application became available as a product feature in Quarter 3 1998. In
Quarter 3 the Company continued to expand its technical components of its Architecture, while moving to broaden the range of applications available. In addition to continued work on the Company's existing development program, the Company expanded its ability to respond to the requirements of networking equipment manufacturers, continued to update the core of the product for enhanced scalability. Spending levelled towards the end of the year but management plans to increase R&D spending in 1999 as it continues to work on the its existing development program whilst expanding its ability to respond to the requirements of Cisco and its major customers and also continues to update the core of the product for enhanced scalability. Although management experienced difficulty in technical recruitment throughout 1998, management believes that the UK market for technical staff has now softened as the competition for staff generated by Y2K and Euro activities decreases. Two additional staff have been recruited since December 31st, 1998, and an active recruitment campaign continues.

General and administrative

General and Administrative expenses increased by 15.8% to $896,809 for the year ended 31st December 1998 from $774,051 for the year ended 31st December, 1997. This increase reflected the increased level of business activity within the Company as well as salary inflation. This increase in general and administrative expenses was also due to the Company's implementation of a Management and Administrative structure to allow the Company to deal with the anticipated future growth of customer requirements. In addition during the third quarter expenses were incurred specifically because of the protracted contractual and technical negotiations with Tele Danmark and Cisco


Sales and Marketing

Sales and Marketing expenses for the year ended December 31, 1998, increased 122% to $1,055,499 compared to $476,336 for .the year ended December 31, 1997. The Company invested in additional sales and marketing staff from late 1997, and the Company's investment in a sales force has allowed the Company both to focus on the strategic telecommunications sector and to develop a sales process that takes advantage of the telephone Company's own sales force and customer base to provide the Company with the potential to build revenues.
In addition the Company incurred expenses associated with increased sales & marketing and training activities to in Europe and the US. In addition, significant costs were incurred in creating and supporting the Cisco relationship. The Company plans to continue to expand its direct sales force in both Europe and the USA as it refines its distribution model, and expects sales and marketing costs to continue to increase as the Company continues to develop.


GROSS MARGIN

    Cost of revenues consists of manufacturing costs, relating to the Packaging and printing of CD's. Gross margin as a percentage of revenues was 94% for fiscal year 1998 as compared to a Gross margin of 97% for the 12 months ended December 1997. During fiscal year 1998, the Company incurred costs associated with the sale of software and its packaging, these tend to be considerably lower that selling Hardware.



INTEREST INCOME, NET

    Interest income, net was $81,255 in fiscal year December 1998 compared to $112,576 30 in fiscal year December 1997. The decrease in interest income is primarily the result of lower balances of cash equivalents and lower interest rates during fiscal year 1998.

EARNINGS (LOSS) PER SHARE

    Earnings (loss) per share for fiscal year 1998 was ($0.24) per share compared to ($0.19) per share in the fiscal year ended December 1997. The number of weighted average common shares outstanding for fiscal year 1997 was 12,903,798 as compared to 12,587,367 in the year ended 31st December, 1997


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company's principal sources of liquidity included cash, cash equivalents, totalling $554,450. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company continues to meet its working capital requirements through its product sales revenue and financing transactions involving the private placement of equity securities. Subsequent to December 31, 1998 the Company received approximately US$500,000 as the initial proceeds of the current private placement to fund Jyra's sales and marketing relationship with Cisco and provide additional working capital. Management believes that it will have sufficient working capital to fund current levels of operations through 1999, assuming the Company receives at least $3 million from product sales and financing transactions involving the private placement of equity securities. There can be no assurance the Company will be able to raise the necessary funds. The Company establishes its expenditure level based upon its expectations as future revenues and if revenue levels were below expectations this could cause expenses to be disproportionately high. Therefore, a decrease in near term demand or insufficient level of equity funding would adversely affect the Company's results of operations in 1999.




Net cash used in operations in fiscal year 1998 was $3,047,410 compared to $2,422,705 in the fiscal year ended December 1997


Net cash used in investing activities was $100,984 in fiscal year 1998 compared to $490,312 in the fiscal year ended December 1997. These funds were principally invested in additions to property and equipment.

Share exchange with Path 1 Network Technologies Inc.

The Company has entered into an agreement dated March 16, 1998 (the "Agreement") with Path 1 Network Technologies Inc. ("Path 1"). Path 1 was incorporated on January 30, 1998 under the laws of Delaware. Path 1 is developing technology to enable existing and new computer, telephone and video broadcast (including cable TV) networks and systems to each transmit all three types of information over one line at the same time with excellent quality of service, and provide expanded capabilities. Path 1's technology will act as a "traffic cop," prioritizing packet flow, eliminating traffic congestion and packet collision of digital information. The Agreement allowed for Jyra to make a strategic investment in Path 1 and for Path 1 to make a strategic investment in Jyra by Path 1 exchanging its Preferred Stock for common stock of Jyra. The agreement became effective on April 21, 1998. The Board of Directors of Path 1 approved the creation of a class of Preferred Stock to be issued upon the completion of the Path 1 Offering in order to fulfil its obligations under the agreement for the purpose of Path 1 making a strategic investment in Jyra, and for Jyra making a strategic investment in Path 1. The Preferred Stock issued to Jyra was non-assignable for 2 years, non-voting and did not bear interest. After the nine months, it was converted at Jyra's option, into 277,018 Shares. The Preferred Stock also provided that Path 1 shall neither issue any debt securities for a period of two (2) years from the completion of the Offering, nor issue any warrants in connection with an equity financing, without Jyra's consent, which will not be unreasonably withheld.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

None



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 1997/96


                                 1997/96

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

During the fiscal year ended December 31, 1997 the Company's revenue derived from the sale of initial software to a number of international companies who either own or operate large networks where measuring the quality of service delivered to the desktop is mission critical in order to remain competitive. During the fiscal year ended December 31, 1997 the Company's product was re-engineered in order to meet its larger customers requirements. The Company built relationships with among others: BT (" British Telecom) and MCI as described (page 6 - Business). The Company sees each of these relationships as strategic, as these accounts have potential to grow substantially during 1998 as the Company has, subsequent to year end adapted and scaled its product to meet their initial requirements. The Company expect that this process will be ongoing and provide new product ranges in the future. The Company believes that these relationships will position Jyra at the forefront of the emerging Internet service management market in effect becoming the enabling technology for new carrier services.

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

BUSINESS RISKS

The following is a summary of risks affecting the business and results of Jyra Research Inc. ("Jyra" or "the Company") and should be read in conjunction with the description of the Company's business contained in the other sections of the Company's Form 10-K for the year ended December 31, 1998 (the "1998 10-K").


FLUCTUATIONS IN PERIODIC RESULTS.

The Company's operating results can vary substantially from period to period. Planned operating expenses are normally targeted to planned revenue levels for the period and are incurred rateably throughout the period. If expenses remain relatively fixed, but the Company's revenues are less than planned in any quarter, Jyra's operating results would be adversely affected for that quarter. In addition, incurring unplanned expenses could adversely affect operating results for the period in which such expenses are incurred.

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


PRODUCT DEVELOPMENT.

Jyra's long-term success will depend on its ability to enhance its product offerings and to introduce new products on a timely and cost-effective basis which meet the needs of its current and future customers. The Company remains committed to adding new technologies and products through continued investments in research and development and through strategic acquisitions. During fiscal year 1998, the Company announced its SMA Version 2.0 service management architecture intended to provide enterprise-wide management of complex heterogeneous client-server environments. The success of the architecture is dependent on the development of applications to help manage key areas of interest for users and customer acceptance of those applications. However, there can be no assurance Jyra will be successful in developing new products or in enhancing existing products or that new or enhanced products will meet market requirements. Jyra has, from time to time, experienced delays in introducing new products. Future delays could adversely impact acceptance of and revenue generated from the sale of any delayed products.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

The Company's operations are currently headquartered in the United Kingdom, from where it also engages in its European marketing effort. United States sales and marketing are conducted from a separate sales office in San Jose California and Boston, Massachusetts. There are certain risks inherent in international operations including, but not limited to, remote management, unexpected changes in regulatory requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe, and potential adverse tax consequences, which could materially adverse affect the Company's business, operating results, and financial condition.


COMPETITION.

As described in the Business section of this document, the Company competes with an array of established and emerging computer, communications, intelligent network wiring, network management and test equipment companies. Many of these companies have greater financial, technological and personnel resources than those of Jyra. The smaller competitors are often willing to offer lower pricing or other favourable terms for products competitive with those of the Company. This could result in pressure on the Company to reduce pricing on its products unless it is able to prevail on the sale by successfully differentiating the benefits and functionality of the Company's products compared to those of the competitor. Moreover, new competitors, new technology and new marketing techniques may cause customer confusion, thereby lengthening the sales cycle process for the Company's products.


RETENTION OF KEY PERSONNEL.

The Company's ability to achieve its revenue and operating performance objectives will depend in large part on its ability to continually attract and retain technically qualified and highly skilled sales, consulting, technical, marketing and senior management executives. Jyra competes for engineers for its development organization principally in the London, England area and in the future within California's Silicon Valley against companies in the networking industry with far greater resources. It vies for all of its personnel with other members of the networking product industry, where competition for such personnel is intense and is expected to remain so for the foreseeable future. Failure to retain and grow its key employee population could adversely affect Jyra's business and operating results.

INTELLECTUAL PROPERTY.

The Company relies on a combination of trade secret, copyright, and trademark laws and contractual provisions to protect its proprietary rights in its products. There can be no assurance these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to Jyra's products. There has been a trend toward litigation regarding patent and other intellectual property rights in the software industry. Although there are currently no lawsuits pending against the Company regarding possible infringement claims, there can be no assurance such claims will not be asserted in the future or that such assertions will not materially adversely affect the Company's business, financial condition and results of operation. Any such suit, whether or not having merit, would be costly to the Company in terms of employee time and defence costs and could materially adversely affect Jyra and its business, financial condition and results of operations. If an infringement or misappropriation claim is asserted against Jyra, the Company may need to obtain a license from the claimant to use the intellectual property rights. There can be no assurance that such a license will be available on reasonable terms or at all. Failure to obtain a license on commercially reasonable terms could materially adversely affect the Company's business, financial condition and results of operations.


SALES CHANNELS.

The Company has both indirect and direct product resale channels in both the USA and Europe. The existence of direct and indirect sales channels may lead To conflict for the same customer, pressure by current and prospective customers for price reductions on the Company's products and reductions in the Company's gross margin and operating profit. For certain countries, the Company maintains a resale agreement with a single reseller that either has exclusive distribution rights for the territory or has no other Jyra reseller competing with it in the territory. The failure of such a reseller to perform its sales generation and support obligations under the distribution agreement could adversely affect the Company's revenue from, and reputation with, customers in the territory.


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

FINANCIAL CONDITION OF COMPANY; DIFFICULTY IN FUNDING OPERATIONS.

Although Management believes it will receive significant revenues from sales of its products during 1999, there can be no assurance that the Company will be able to sell any products or ever receive any future revenues. Management believes that it will have sufficient working capital to fund current levels of operations through 1999, assuming the Company receives at least $3 million from product sales and financing transactions involving the private placement of equity securities. There can be no assurance the Company will be able to raise the necessary funds. The Company establishes its expenditure level based upon its expectations as future revenues and if revenue levels were below expectations this could cause expenses to be disproportionately high. Therefore, a decrease near term demand or insufficient level of equity funding would adversely affect the Company's results of operations in 1999.


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

The Company is currently dependent on Sun Microsystems and the other Java licensees to provide mutually consistent and high quality implementations of Java for commonly used software platforms such as Microsoft Windows 95, Microsoft Windows NT, and Sun Solaris, and also for Internet browsers such as Microsoft Information Explorer and Netscape Navigator. This consistency and quality of implementation did not exist for Java 1.1 within 1997, and there can be no guarantee that this will be achieved in the future, particularly as this is the subject of litigation between Microsoft and Sun Microsystems. The impact of this inconsistency has been and will be to reduce the available market for the Company's products until additional development resources have been applied to achieve a consistent and high quality of implementation by other means.

REGULATION OF THE INTERNET

There are currently few laws or regulations that apply directly to access or commerce on the Internet. The Company could be materially adversely affected by proposed regulation on voice over the Internet, encryption technology and access charges for Internet service providers, as well as the continuing deregulation of the telecommunication industry. The adoption of such measures could decrease demand for the Company's products, and at the same time increase the Company's cost of selling its products. Changes in laws or regulations governing the Internet and Internet commerce could have a material adverse effect on the Company's business, operating results and financial condition.


JAVA LITIGATION BETWEEN SUN MICROSYSTEMS AND MICROSOFT

The Company's software products are written using the Java language and runtime environment. This is the subject of active litigation between Sun Microsystems and Javasoft. Although the Company shares this risk with many software companies, and thus management would expect general computer industry pressure to result in the avoidance of major problems, the resolution of this lawsuit may have an adverse effect on the Company's ability to market or to develop its products, and thus may have an adverse effect on operating results.


YEAR2000

Jyra is a new company, without a large installed base of customer products or internal business systems and data. Management thus believes that the bulk of traditional Y2K risks do not exist within the Company. Management expects little if any cost of remediation. Where the Company's business systems and processes depend on electronic equipment, this equipment is from major manufacturers - primarily Microsoft, Dell, Cisco, Siemens and
SageSoft. The software and hardware in use by the Company from these and other manufacturers has already been reported to be Y2K compliant.
Management therefore has some justification for its belief that its remediation costs will be low, but cannot guarantee that this risk does not exist. To date, remediation costs have been zero. The Company's business is based on the sale of software products which were written to be Y2K compliant from the outset. The Company has no products older than 1996. Management therefore expects little if any cost to be incurred other than the normal cost of supporting its customers, but cannot guarantee that the risk of incurring these costs does not exist. In particular the successful operation of the Company's products depends upon the successful operation of Microsoft Windows NT and the PC platform on which Windows NT runs. Considerable resources could be required to determine a solution to a problem which may be caused elsewhere. Jyra has inspected Y2K statements made by Microsoft and some PC vendors. To provide some level of assurance, the Company has completed limited testing of its products in Quarter 1 1999 Management believes that the costs of external business disruption due to general millennium problems far outweigh any internal costs which are likely to occur, and so Jyra suffers little specific risk compared to the market as a whole. The market is already widely aware of this general risk to business. However, the Company operates within a global market for IT products and services which is currently making extensive contingency plans to deal with Y2000 issues. If IT spending is adversely affected by the need to deal with planning for and the aftermath of Y2000 problems, or there are possible negative perceptions of IT on the business, or there are negative perceptions of IT within the investment community, it could have a material adverse effect on the Company's business, operating results and financial condition.

The Company has confirmed its willingness to some of its key customers to remedy any Y2000 defects in its products in the event that these occur, and thus there remains the possibility of unbounded remediation cost with the possibility of negative impact on product development and operating results.

Management has not developed a comprehensive contingency plan to deal with Y2K issues. No separate budget has been established for Y2K issues. Y2K expenditure to date has been insignificant, but management can give no guarantees that future Y2K expenditure either on its internal systems or on its products may not impact operating results, business or the Company's financial condition.


STRATEGIC ALLIANCES

The Company has a strategic alliance with Cisco and a is a member of alliance programs with companies including Hewlett-Packard and Microsoft as well as its membership of the Application Performance Management Forum.
The computer and telecommunications industries is characterized by rapidly shifting alliances for business advantage. There can be no guarantee that the Company's existing relationships will be successful in generating sales, nor that they will even continue, nor that the Company will successfully form new alliances.
These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. If successful, these relationships will be mutually beneficial and result in industry growth. However, these alliances carry an element of risk because, in most cases, the Company must compete in some business areas with a company or partner companies of those with which it has strategic alliances, and at the same time, co-operate with such companies in other business areas. Also, if these companies fail to perform, or if these relationships fail to materialize as expected, Jyra could suffer delays in product development or other operational difficulties.
Industry Consolidation
There has been a trend toward industry consolidation among the Company's competitors, partners and customers for several years, which has continued during fiscal 1998. The Company expects this trend toward industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. The Company believes that industry consolidation may provide stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as the Company competes with a single major product line within an overall systems management solution and could have a material adverse effect on the Company's business, operating results, and financial condition.

VARIABILITY IN SERVICE PROVIDER SALES

Although sales to the service provider market have continued to grow, this market is characterized by large, and often sporadic purchases. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory and business conditions in the country of operations. A decline or delay in sales orders from this industry could have a material adverse effect on the Company's business, operating results and financial condition.


RISKS ASSOCIATED WITH INTERNET INFRASTRUCTURE AND MARKET

The Company's management believes that there will be performance problems with Internet communications in the future which could receive a high degree of publicity and visibility. As the Company is a supplier of monitoring solutions for the Internet infrastructure, customers' perceptions of the Internet and the marketplace's perception of Jyra as a supplier of Internet products, may be materially adversely affected, regardless of whether or not these problems are due to the capabilities of Jyra's products. Such an event could also result in a material adverse effect on the market price of Jyra's Common Stock and could materially adversely affect the Company's business operating results and financial condition.


VOLATILITY OF STOCK PRICE

The Company's Common Stock has experienced substantial price volatility, particularly as a result of variations between the Company's actual or anticipated financial results and the published expectations of analysts and as a result of announcements by the Company and its competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may adversely affect the market price of the Company's Common Stock in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


     The Company is exposed to financial market risks, and foreign currency exchange rates.

International Operations
The Company is subject to the normal risks of conducting business internationally, including longer payment cycles and greater difficulty in accounts receivable collection. The Company generally offers 30 day net terms in the United States and Europe.

COMPETITION.

As described in the Business section of this document, the Company competes with an array of established and emerging computer, communications, intelligent network wiring, network management and test equipment companies. Many of these companies have greater financial, technological and personnel resources than those of Jyra. The smaller competitors are often willing to offer lower pricing or other favourable terms for products competitive with those of the Company. This could result in pressure on the Company to reduce pricing on its products unless it is able to prevail on the sale by successfully differentiating the benefits and functionality of the Company's products compared to those of the competitor. Moreover, new competitors, new technology and new marketing techniques may cause customer confusion, thereby lengthening the sales cycle process for the Company's products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    PAGE NUMBER
                                                            -----------------
Consolidated Balance Sheets............................................42
Consolidated Statements of Operations..................................43
Consolidated statement OF Comprehensive Income.........................44
Consolidated Statements of Cash Flows..................................45
Consolidated Statements of Stockholders' Equity........................46
Notes to Consolidated Financial Statements.............................48
Report of Independent Auditors          ...............................58
Report of Independent Public Accountants...............................59

                     Consolidated Balance Sheet 31-Dec-98

                                                   $                     $
                                               31-Dec-98            31-Dec-97
Current Assets:
Cash & Cash Equivalents                          554,450             3,244,101
Prepaid Expenses                                 120,766                26,867
Accounts Receivable (net of provision for        228,787                52,062
doubtful debt of $nil, (1997-$165,425)
Other receivables                                322,500                     0
                       TOTAL CURRENT ASSETS    1,226,503             3,323,030

Property & Equipment:
Computers, Equipment & Motor Vehicles            696,039               595,055
Less Accumulated Dep'n                           281,039               106,819
                                                --------              --------
Net Property & Equipment                         415,000               488,236

Other Assets
Available for sale securities                  1,059,875                     0
                                                --------              --------
                       TOTAL ASSETS            2,701,378             3,811,266

Current Liabilities
Accounts Payable                                 184,972               125,463
Accruals and deferred income                     167,809                80,134
Deferred Taxation                                312,782                     0
Current Portion of long term lease obligations    12,844                11,501
Total                                            678,407               217,098

Creditors: Amount falling due                     13,893                26,335
after more than one year

Stockholders Equity
  Common stock -$.001 par value
  Authorised - 20,000,000 shares
  Issued 13,014,360 shares at 31 December 1998
  and 12,890,250shares at 31 December 1997
Ordinary Share                                     6,738                 6,614
Capital
Paid In Capital                                7,270,155             6,339,068
                                               7,276,893             6,345,682

Deficit Accumulated During
The Development Stage                         (5,817,807)           (2,770,397)
Accumulated other Comprehensive income           549,992                (7,452)
Total Stockholders Equity                      2,009,078             3,567,833
Total Liabilities & Stockholders Equity        2,701,378             3,811,266

The accompanying notes are an integral part of these financial statements

                          Consolidated Statement of Operations
                           Period 1-Jan-98 Through 31-Dec-98
          Cumulative Period 2-May-96(Date Of Inception) Through 31-Dec-.98

                                      Twelve Months      Eight months       $
                                  31-Dec-98  31-Dec-97    31-Dec-96 Cumulative

Revenue                             536,021     392,083          0     928,104
                                    -------     -------     ------     -------
Total Revenue                       536,021    392,083           0     928,104

Cost Of Revenue                      29,774     10,307           0      40,081
                                    -------    -------      ------     -------
Total Cost Of Revenue                29,774     10,307           0      40,081
                                    -------    -------      ------     -------
Gross Margin                        506,247    381,776           0     888,023


Operating Expenses
Sales & Marketing                 1,055,499    476,336           0   1,531,835
General and Administrative          896,809    774,051     194,566   1,865,426
Research and Development          1,526,142  1,293,667     260,367   3,080,176
                                  ---------  ---------    --------  ----------

Total operating expenses          3,478,450  2,544,054     454,933   6,477,437


Other Income/Expense
Taxes                                 4,335    (15,978)          0     (11,643)
Currency Exchange Differences        44,257    (82,212)     83,412      45,475
Provision for doubtful debt               0   (164,699)          0    (164,699)
Interest Income                      81,255    112,576      30,366     224,197
Depreciation                       (198,538)  (110,114)     (6,537)   (315,189)
Loss on disposal of motor vehicle    (6,516)         0           0      (6,516)
Total Other Income/Expense          (75,207)  (260,427)    107,241    (228,393

Loss Before Income Taxes         (3,047,410)(2,422,705)   (347,692) (5,817,807)

Provision for Income Taxes                 -            -            -

Net Loss                         (3,047,410)(2,422,705)   (347,692) (5,817,807)

Earnings Per Share Of Common
Stock

Average Shares of Common Stock
Outstanding                      12,903,798 12,587,367   8,876,364
Earnings/(Loss) Per Share Of
Common Stock - Basic and Diluted      (0.24)     (0.19)      (0.04)

The accompanying notes are an integral part of these financial statements

                    Consolidated statement OF COMPREHENSIVE INCOME

                                     Twelve Months      Eight months        $
                                  31-Dec-98  31-Dec-97    31-Dec-96 Cumulative


Net loss                        (3,047,410)(2,422,705)   (347,692)  (5,817,807)



Other comprehensive income net of tax

Foreign currency translation       (23,438)    23,837     (31,289)     (30,890)
adjustment

Unrealised gains on securities     580,882          0           0      580,882
                                 ---------  ---------    --------   ----------
COMPREHENSIVE LOSS              (2,489,966)(2,398,868)   (378,981)  (5,267,815)
                                 ---------  ---------    --------   ----------

                        Consolidated Statement Of Cash Flows
                         Period 1-Jan-98 Through 31-Dec- 98
            Cumulative Period 2-May-96(Date Of Inception) Through 31-Dec-98


                                          $                                $
                                      Twelve Months    Eight months Cumulative
                                  31-Dec-98  31-Dec-97   31-Dec-96

Cash Flows From Operating Activities
Net Income (Loss)                (3,047,410) (2,422,705)  (347,692) (5,817,807)

Adjustments To Reconcile Net Loss To
Net Cash Used For Operating Activities:

Increase In Depreciation            174,220     100,282      6,537     281,039
Decrease/(Increase) In Prepaid      (93,899)     23,767    (50,634)   (120,766)
Expenses
Increase in Accrued Expenses         87,675      80,134          0     167,809
Increase in Accounts Payable         48,410      62,305    100,994     211,709
Increase  In Accounts receivable   (176,725)    (52,062)         0    (228,787)
Increase  In other receivables     (322,500)                          (322,500)
                                 (3,330,229) (2,208,279)  (290,795) (5,829,303)


Cash Flows From Investment Activities

Purchase of Computers Equipment    (100,984)   (490,312)  (104,743)   (696,039)
& Vehicles


Cash Flows From Financing Activities

Proceeds From The Issuance Of       765,000   2,520,000  3,825,682   7,110,682
Common Stock

Effects Of Exchange Rate
Changes On Cash                     (23,438)     23,837    (31,289)    (30,890)


Net (Decrease)/Increase In Cash  (2,689,651)   (154,754) 3,398,855     554,450
& Cash Equivalents


Cash & Cash Equivalents At        3,244,101   3,398,855          0           0
Beginning of Period
Cash & Cash Equivalents At End      554,450   3,244,101  3,398,855     554,450
of Period

The accompanying notes are an integral part of these financial statements

                Consolidated Statement of Stockholders Equity
                   Period From Inception Through 31-Dec-98

                                                      Deficit
                                                    Accumulated     Foreign
                       Common   Stock     Paid-In     During        Currency
                       Shares   Amount    Capital   Development    Translation
                        $         $          $           $             $
  Balance At Inception         -         -          -           -            -
Net Loss from 2-May-96
To 31-Dec-96                   -         -          -    (347,692)           -
  Issuance of Common Stock
to 31-Dec-96 Public And Private
  Offerings:
May, 1996 At
$.001 Per Share     2,750,000      2,750          -            -             -
  August, 1996
At $.40 Per Share   2,392,500      2,393    954,607            -             -
  December, 1996
At $3 Per Share     1,000,000      1,000  2,999,000            -             -
  Stock Issued As
Commissions:
August, 1996
At $.40 Per Share      91,000         91     36,309            -             -
  November, 1996
At $3 Per Share        43,100         43    129,257            -             -
  Issuance Expenses
Of Capital Stock            -          -   (299,768)           -             -
  Translation Adjustment
For The Period              -          -          -             -      (31,289)
  Balance At
31-Dec-96            6,276,600     6,277  3,819,405      (347,692)     (31,289)
  September 8,1997
Script Div Share
Issue 1 for 1        6,276,600
  November 25 Issuance
of Common Stock
at $8 Per Share        315,000       315  2,519,685
  Stock Issued As
Commissions:
  November 1997
At $8.00 Per Share      22,050        22    176,378            -             -
  Issuance Expenses                        (176,400)
of Capital stock
  Net Loss For The
Period To 31-Dec-97          -         -          -    (2,422,705)           -
  Translation Adjustment
For The Period for Cash      -         -          -             -       23,837
  Balance At
31-Dec-97           12,890,250     6,614   6,339,068   (2,770,397)      (7,452)

The accompanying notes are an integral part of these financial statements
                                        46

                 Consolidated Statement of Stockholders Equity
                   Period From Inception Through 31-Dec-98

                                                      Deficit
                                                    Accumulated     Foreign
                       Common   Stock     Paid-In     During        Currency
                       Shares   Amount    Capital   Development    Translation
                        $         $          $           $             $


Brought forward
Balance At
31-Dec-97           12,890,250     6,614   6,339,068   (2,770,397)      (7,452)
May 1 Issuance
of Common Stock
at $10.38 Per Share     16,000        16    166,195             -            -
December 23 Issuance
of Common Stock
at $7.50 Per Share     103,000       103    772,397             -            -
Stock Issued As
Commissions:
  November 1997
At $7.50 Per Share       5,110         5     38,320             -            -
  Issuance Expenses                         (45,825)
of Capital stock
  Net Loss For The
Period To 31-Dec-98          -         -          -    (3,047,410)           -
  Translation Adjustment
For The Period for Cash      -         -          -             -      (23,438)
Unrealised gain on                                                     580,882
available for sale
security
  Balance At
31-Dec-98           13,014,360     6,738   7,270,155   (5,817,807)     549,992



The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   OPERATIONS
Jyra Research Inc ("Jyra" or the "Company") was incorporated on 2 May 1996 under the laws of Delaware. The Company designs, develops, manufactures, and markets its "Service management architecture" (SMA) to (i) measure application response time, and (ii) identify network problems caused by the constant increase in network traffic combined with the growing complexity of networks and network ownership scenarios. The problems result in escalating costs and major systems failures across the corporate spectrum. Management believes that current devise based network management systems do not have the capability to effectively deal with these problems.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of inter company accounts and transactions.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Substantially all cash accounts are interest bearing.

Property and equipment
Property and equipment are stated at cost less accumulated depreciation.
Major expenditures for property and those which substantially increase useful lives are capitalised. Maintenance and repairs are expensed as incurred. Property and equipment are depreciated using the straight-line method based on the expected useful life.

Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred.

Per unit royalties and support and update fees
The Company follows the policy of charging the costs of per unit royalties and support and update fees to expense as incurred.

Earnings per share
Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Diluted earnings per share are the same as primary earnings per share. The Board of Directors authorised a 2 - for - 1 stock split in the form of a stock dividend of the Company's $0.001 par value common stock which was effective September 1997. All references in the accompanying consolidated financial statements to the number of common shares and per share amounts for fiscal year 1997 prior periods presented have been restated to reflect the stock split.

Income taxes
Income taxes have been provided using the liability method in accordance with FASB statement No 109, Accounting for income taxes.

Segment and Geographic Information.
The Company operates in one business segment, which is of designing, developing, and marketing computer network management systems to (i) maximize network productivity, (ii) minimize network downtime, and (iii) solve network problems caused by the constant increase in network traffic, combined with the growing complexity of networks.

Comprehensive Income (Loss).
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for the Company's 1998 fiscal year. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. Adoption of this pronouncement did not have a material impact on the Company's financial statements. Accumulated other comprehensive income is primarily comprised of accumulated translation adjustments.

Derivative Instruments and Hedging Activities.
In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities
("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. This statement is effective for all fiscal quarters of fiscal years beginning June 15, 1999, and will be adopted by the Company for its fiscal year 2000. The Company is currently assessing the impact of adoption of this pronouncement on its financial statements.

3.   CONCENTRATIONS OF CREDIT RISK

Foreign currency translation
Through 31 December 1998, the Company had determined that the US dollar was the "functional currency" of its operations. All foreign currency assets and liability amounts were remeasured into US dollars at end - of - period exchange rates. Foreign currency income and expenses were translated at average exchange rates in effect during the year. Unrealised currency adjustments in the consolidated balance sheet are accumulated in stockholders equity. Exchange gains and losses arising from retranslated of foreign currency - denominated monetary assets and liabilities were included in income in the period in which they occur.

Software development costs
In accordance with Statement of Financial Accounting Standards No 86, Accounting for the Costs of Computer Software to be sold, leased or otherwise marketed, and SOP 97-2, initial costs are charged to operations as research prior to the development of a detailed program design or a working model.
When technological feasibility is established and before the product is released for sale, the Company will capitalise the direct costs and allocated overhead associated with the development of software products. Costs incurred subsequent to the product release, and research and development performed under contract will be charged to operations.
The Company has entered into an agreement with another corporation pursuant to which the Company was granted a worldwide non-exclusive license to develop and distribute products based upon the Corporation's technology. Also pursuant to the agreement, the Company is required to meet three principal payment obligations consisting of : a) upfront license fees; b) per unit royalties; and c) support and update fees, described as follows:
As an "upfront license fee", the Company has paid $50,000 for the first
package chosen by the Company.   For each additional package that may be
chosen by the Company, the Company will be required to pay an additional "upfront license fee" of $50,000.

In addition, as "per unit royalties", for each of the first 5,000 products utilising the Corporation's technology to be sold by the Company, the Company will be required to pay a royalty of $66 per unit; for each such product in excess of the first 5,000, the Company will be required to pay a royalty of $20 per unit.

In addition, as "support and update fees", the agreement requires the Company to pay: i) $50,000 per year for the period during which the Company is paying "per unit royalties" of $66; and ii) $300,000 per year for the period when the Company is paying "per unit royalties" of $20.
The agreement is capable of ending either by expiration or termination. The agreement is scheduled to expire at the end of its stated initial term of five
(5) years, after which the Company may, at its option, elect to renew the agreement for as many as five successive terms of one (1) year each. If the agreement ends by expiration of any such term, then, after expiration, the Company may continue to sell its products incorporating the Corporation's technology as such technology existed at the time of expiration, subject always to the Company's continuing obligation to pay "per unit royalties".


4.   SUMMARY INFORMATION FOR THE COMPANY'S OPERATIONS BY GEOGRAPHIC LOCATION

                                     Twelve          Twelve           Eight
                                     Months          Months          Months

Revenue                           31-Dec-98       31-Dec-97       31-Dec-96
To Customers from US operations     162,786          55,775               0
To Customers from UK operations     373,235         336,308               0
Total Revenue                       536,021         392,083               0

Operating Loss
US operations                      (558,522)       (790,339)         (8,087)
UK Operations                    (2,413,681)     (1,371,939)       (446,846)
Total operating loss             (2,972,203)     (2,162,278)       (454,933)

Identifiable Assets
US operations                     2,056,537       3,303,564       3,395,299
UK operations                       644,841         507,702         152,346
Total Identifiable Assets         2,701,378       3,811,266       3,547,645

5. COMMITMENTS AND CONTINGENCIES

Leases
Property plant and equipment includes the following amounts for leases that have been capitalised at 31 December 1998.
                                                   1998       1997
                                                  $             $

Vehicles                                         91,165      47,708
Less allowance for amortisation                  17,804       5,744
                                                 ------      ------
                                                 73,361      41,964
                                                 ------      ------

Amortisation of leased assets is included in depreciation expenses.
Future minimum payments under capital leases with initial terms of one year or more consisted of the following at 31 December 1998:

                                                        British Pounds

1999                                                         30,607
2000                                                         30,557
2001                                                         15,507
                                                             ------
Minimum lease payments                                       76,671
Interest                                                    (10,497)
Fees                                                           (216)
                                                             ------
Present value of net minimum lease payments                  65,958

The Company leases its United Kingdom facilities from a third party.  The
lease is for three years at a rental rate of $38,666 per year.   The current
lease expires August 1999.


6.   INCOME TAX
The Company's deferred tax assets, deferred tax liabilities and deferred tax valuation allowances at 31 December are as follows:
                                               1998         1997
                                                $             $

Deferred tax asset                                 0            0
US Federal                                         0            0
US State                                           0            0
Outside US                                 1,400,000      600,000
                                           ---------      -------
Total deferred tax asset                   1,400,000      600,000
Less: valuation allowance                 (1,400,000)    (600,000)
                                           ---------      -------
Net deferred tax asset                             0            0

Deferred tax liability                       312,782            0


The deferred tax asset arises due to the net operating loss carry forwards. Management has based the valuation allowance on the fact that it is in development stage and because of the risky nature of the industry.
The deferred tax liability arises due to the unrealised gain on available for sale securities.
For tax purposes, the subsidiary company has approximately $4,600,000 (1997:
$1,900,000) of net operating loss carry forwards, which expire in the year 2011 through 2013.

7.  AVAILABLE FOR SALE SECURITY AND SHARE EXCHANGE

The Company has entered into an agreement dated 16 March 1998 (the "Agreement") with Path 1 Network Technologies Inc ("Path 1"). Path 1 was incorporated on 30 January 1998 under the laws of Delaware. Path 1 is developing technology to enable existing and new computer, telephone and video broadcast (including cable TV) networks and systems to each transmit all three types of information over one line at the same time with excellent quality of service, and provide expanded capabilities. Path 1's technology will act as a "traffic cop", prioritising packet flow, eliminating traffic congestion and packet collision of digital information. The Agreement allowed for Jyra to make a strategic investment in Path 1 and for Path 1 to make a strategic investment in Jyra by Path 1 exchanging its Preferred Stock for common stock of Jyra. The agreement became effective on 21 April 1998. The Board of Directors of Path 1 approved the creation of a class of Preferred Stock to be issued upon the completion of the Path 1 Public Offering in order fulfil its obligations under the agreement for the purpose of Path 1 making a strategic investment in Jyra, and for Jyra making a strategic investment in Path 1. The Preferred Stock issued to Jyra is non-assignable for 2 years, non-voting and will not bear interest. After nine months, it will be convertible, at Jyra's option, into 277,018 shares. The Preferred Stock will be redeemable by Path 1, at its option, at any time after nine months by Path 1 shall neither issue any debt securities for a period of two (2) years from the completion of the Offering nor issue any warrants in connection with an equity financing, without Jyra's consent, which will not be unreasonably withheld.

The Company acquired the shares in Path 1 for $166,211 and is holding these as available for sale securities. At the year end the market price of the shares was $3 13/16. The accounting treatment is therefore as follows:

                                                                  $

Purchase consideration                                     166,211
Less unrealised holding gain                               893,664
                                                          --------
Aggregate fair value                                     1,059,875



The holding gain has been recognised as follows:
                                                                  $

Unrealised holding gain                                    580,882
Deferred tax liability at 35%                              312,782
                                                           -------
                                                           893,664
                                                           -------

8. COMPENSATION AND BENEFIT PROGRAMS


    EMPLOYEE STOCK PURCHASE PLAN.

Employee stock purchase plan
The Company has adopted the Stock Option Plan (the "Plan") to attract and retain officers, non-employee directors, employees, and consultants of the Company or any of its subsidiaries or affiliates. The Plan authorises the purchase of up to 1,000,000 shares of Common Stock through the grant of stock options and awards of restricted stock. The Company has granted options under the Plan to purchase 954,000 shares of the Company's Common Stock at varying exercise prices. The Plan will be administered by either the Board of Directors or a committee of two or more non-employee directors ("Administrator"). In general, the Administrator will determine which eligible officers, directors, employees and consultants of the Company may participate in the Plan and the type, extent and terms of the stock option grants and awards of restricted. The Plan was adopted 20 July 1996. The Plan provides for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code, as well as non-incentive stock options. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted.

Of the 954,000 shares granted, 50,000 are exercisable according to the following schedule:
Percent exercisable   Exercise event

50%                   On or after the first customer shipment, or two years
                      from grant date, whichever comes first
12.5%                 One year from grant date
12.5%                 Two years from grant date
25%                   Three years from grant date

Of the 954,000 shares granted, 689,000 are exercisable according to the following schedule:
Percent exercisable   Exercise event

25%                   One year from grant date
25%                   Two years from grant date
25%                   Three years from grant date
25%                   Four years from grant date

Of the 954,000 shares granted, 125,000 are exercisable according to the following schedule:
Percent exercisable   Exercise event

50%                   One year from grant date
25%                   Two years from grant date
25%                   Three years from grant date

Of the 954,000 shares granted, 10,000 are exercisable according to the following schedule:
Percent exercisable   Exercise event

25%                   Four months from grant date
25%                   Two years from grant date
25%                   Three years from grant date
25%                   Four years from grant date

Of the 954,000 shares granted, 80,000 are exercisable according to the following schedule:
Percent exercisable   Exercise event

33 1/3%               One year from grant date
33 1/3%               Two years from grant date
33 1/3%               Three years from grant date


The number of shares for which options may be granted cannot exceed 1,000,000 shares of the Company's common stock. The Plan shall terminate on the tenth anniversary of its original effective date, 20 July 1996, after which no awards may be granted.

Transactions involving the Plan are summarized as follows:



          <TABLE
          [CAPTION]
          [S]         [C]       [C]         [C]             [C]

                                                           AVERAGE
                                                           OPTION PRICE
                                           OPTION PRICE    PER
 OPTION SHARE         SHARES     RANGE     PER SHARE       SHARE


Balance At Jan 1, 97   350,000            0.20 - 3.50       $1.65
Granted                698,000            4.50 - 9.25       $7.99
Exercise                     -                 -
Forfeited              144,000            0.20 - 8.50       $3.09
Balance at 31 Dec 97   904,000



Balance At Jan 1, 98   904,000            0.20 - 9.25       $6.36
Granted                200,000            5.50 - 9.50       $7.78
Exercise                     -                 -
Forfeited              150,000            0.20 - 9.25       $5.44

OUTSTANDING AT  DECEMBER 31, 1997, 954,000
                    OF WHICH 303,500 ARE
                    EXERCISABLE AT
                    DECEMBER 31, 1997


(1) Fiscal year 1997 and prior periods have been adjusted for the 2-for-1 stock Dividend, in the form of a stock dividend, approved by the Company's Board of Directors, which was effective Sept 1997.


Stock option Executive Plan for key executives


The Company has adopted the Executive Stock Option Plan (the "Executive Plan") to attract and retain Key executive of, or independent Advisors to the Company or any of its subsidiaries or affiliates. The Executive Plan authorises the purchase of up to 300,000 shares of Common Stock through the grant of stock options and awards of restricted stock. The Company has granted options under the Plan to purchase 255,000 shares of the Company's Common Stock at varying exercise prices. The Executive Plan will be administered by either the Board of Directors or a committee of two or more non-employee directors ("Administrator"). In general, the Administrator will determine which eligible officers, directors, employees and consultants of the Company may participate in the Executive Plan and the type, extent and terms of the stock option grants and awards of restricted. The Executive Plan was adopted 1 September 1998. The Executive Plan provides for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code, as well as non-incentive stock options. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted.

Of the 255,000 shares granted, all are fully exercisable from the date of grant

At Dec 31, 1998 there were 255,000 shares under option plan for key employees and there were 45,000 shares available for future grants.

Transactions involving the Executive Plan are summarized as follows:





                                                           AVERAGE
                                                           OPTION PRICE
                                           OPTION PRICE    PER
 OPTION SHARE         SHARES     RANGE     PER SHARE       SHARE
Outstanding (1) At Beginning
 Of Period                   0
Granted                255,000               $5.50           $5.50
Exercise                     -                 -                 -
Forfeited                    -                 -                 -

OUTSTANDING AT DECEMBER 31, 1998, 255,000 OF WHICH 255,000 ARE EXERCISABLE AT DECEMBER 31, 1998

For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.5%, 6.3% and 6.1%; volatility factors of the expected market price of the Company's Common Stock of 64% and a weighted-average expected life of the options of 4 years. There was no dividend yield included in the calculation as the Company does not pay dividends. The weighted-average fair value of options granted during 1998, 1997 and 1996 was $3.63, $3.84 and $1.04.

REPORT OF INDEPENDENT AUDITORS
to the Shareholders and Board of Directors Jyra Research Inc

We have audited the accompanying consolidated balance sheets of Jyra Research Inc (a development stage enterprise) as of 31 December 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years then ended and for the period 2 May 1996 (inception) through 31 December 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period 2 May 1996 (inception) through 31 December 1996 were audited by other auditors whose report dated 10 March 1997 expressed an unqualified opinion on those statements. The financial statements for the period 2 May 1996 (inception) through 31 December 1998 include a net loss of $5,817,807. Our opinion on the consolidated statement of operations, shareholders' equity and cash flows for the period from 2 May 1996 (inception) through 31 December 1996, is based solely on the report of other auditors. We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jyra Research Inc at 31 December 1998 and 1997 and the consolidated results of its operations and its consolidated cash flows for each of the years then ended and for the period 2 May 1996 (inception) through 31 December 1998, in conformity with United States generally accepted accounting principles.












Ernst & Young
Luton, England
DATE March 31, 1999

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


Faw Casson & Co., LLP
Dover, Delaware.

ITEM 10.    Directors and executive officers of the registrant

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Jyra Research Inc and their ages as of 26 March 1999 are as follows:



NAME                          AGE               POSITION


Paul Robinson                  36             President, CEO, Chairman
                                              of the Board

Peter Lynch                    43             Director, VP - Technology

Roderick Adams                 35             Director, VP-Corp. Development


Robin Elsom                    39             Director -VP Product Development


Nigel Williams                 33             Director -VP-Business
                                                        Development

Philip Smith                   41             Director

Andy Mulholland                49             Director - Jyra Research Ltd.




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


     Robin Elsom has served as a director of the Company since July 1998, before that he served as a director of Jyra Research Ltd., the Company's wholly-owned English subsidiary, since April 6, 1997. Prior to that time, Mr. Elsom was employed by Wang Laboratories where he reported to the President of Wang. Mr. Elsom was responsible for developing Service Management technologies, to be utilized by I-Net, the outsourcing division of Wang. Mr. Elsom was part of the technology evaluation team which undertook the $250 million acquisition of I-Net in 1996. Previously, Mr. Elsom was a founder and, from 1991, a Technical Director of BISS Ltd. In 1993, he was one of the directors who secured funding for, and successfully completed a management buy-out of, BISS Ltd. Mr Elsom intends to spend all of his time on the Company's affairs.


Nigel Williams has served as a director of the Company since July 1998 as VP of Business Development. Prior to that he was the UK Sales Director for the Company from September 1997 to July 1998. From March 1992 through September 1997 he held various positions at Cisco Systems rising to the position of Regional Sales Director for the UK Banking Region. Prior to his employment with Cisco Systems, Mr Williams was employed by Ungermann Bass Corp., where he spent four years selling data networking systems to companies in London England.

Philip Smith has served as a director of the Company since December 23, 1997. In 1996, after six years with Philips Systems, he moved to IBM at Warwick, leading a team which was responsible for building IBM's internal and customer value added networks. At IBM he specialized in network performance and modelling, including a time in development, later moving into the design and architecture of international TCP/IP and multi-protocol networks. In 1994 Mr Smith moved to Cisco Systems as a Network Consultant specialized in network design and delivery of large and complex networks. In 1997 Mr Smith resigned to join the Company. In December 1997 he joined the Board of Directors of the Company, and returned to work full-time for Cisco Systems where he also holds the position of UK Marketing Director

Mr. Andy Mulholland has served as a director of Jyra Research Ltd., the Company's wholly-owned English subsidiary, since January 14, 1997. Since July 1996, Mr. Mulholland has been a divisional director of Cap Gemini UK, part of Europe's largest computer services business. From 1989, Mr. Mulholland was a founder and marketing director (executive) of BISS Ltd. In

1993 he was a key figure in raising more than 5.5 million pounds sterling for a management buy out of BISS Ltd. BISS Ltd. was subsequently sold to Wang Laboratories, USA in 1995. Mr. Mulholland is an experienced senior manager with strong skills in strategic, tactical, and management aspects of technology and services provisions.

Item  11.          EXECUTIVE  COMPENSATION.


LONG-TERM
                                   ANNUAL COMPENSATION         COMPENSATION
                                    ------------------------------------------------
                                                                           AWARDS
                                                                        ------------
                                                                        SECURITIES
                              FISCAL            OTHER        ANNUAL     UNDERLYING        ALL OTHER
 NAME AND PRINCIPAL POSITION   YEAR  SALARY(1)  BONUS(1)  COMPENSATION    OPTIONS(#)   COMPENSATION
- ----------------------------- ------ ---------  --------  --------------- ----------   ---------------
Paul Robinson.................1998    46,500          0           0       30,000               0
  President and Chief         1997    46,500          0           0         -                  0
  Executive Officer
Peter Lynch (5)...............1998    46,500          0           0       30,000               0
  Director, VP-Technical      1997    46,500          0           0            0               0
Roderick Adams................1998    43,000          0           0       30,000               0
  Director, VP-Corp,          1997    43,000          0           0            -               0
  Development
Robin Elsom...................1998    46,500          0           0       30,000               0
  Director -VP Product        1997    46,500          0           0      330,000               0
  Development
Nigel Williams................1998    55,000     20,000           0      155,000               0
  Director VP Business        1997    13,750      5,000           0      125,000               0
  Development



 (1) *  All monetary amounts in this table are in English pounds sterling.

OPTION GRANTS

   The following table contains information concerning the stock option grants made to each of the Named Executive Officers in the fiscal year ended December 31, 1998. No stock appreciation rights were granted to these individuals during such year.

                                                                                   POTENTIAL
                                                     INDIVIDUAL GRANT           REALIZABLE VALUE
                                              --------------------------------     AT ASSUMED
                                               % OF TOTAL                       ANNUAL RATES OF
                                    NUMBER OF    OPTIONS                           STOCK PRICE
                                    SECURITIES   GRANTED                           APPRECIATION
                                    UNDERLYING     TO
                                     OPTIONS    EMPLOYEES  EXERCISE             FOR OPTION TERM(4)
                                     GRANTED       IN        PRICE   EXPIRATION -------------------
               NAME                  (#)(1)      1998(2)   ($/SH)(3)     DATE      5% ($)   10% ($)
- ------------------------------------------------------------------------------ -------------------
Paul Robinson.........................30,000      6.6%      $5.50       09/01/03  $45,586   $100,734
Peter Lynch...........................30,000      6.6%      $5.50       09/01/03  $45,586   $100,734
Roderick Adams........................30,000      6.6%      $5.50       09/01/03  $45,586   $100,734
Robin Elsom...........................30,000      6.6%      $5.50       09/01/03  $45,586   $100,734
Nigel Williams........................30,000      6.6%      $5.50       09/01/03  $45,586   $100,734

(1) On September 1, 1998, the Company granted Messrs. Robinson, Lynch, Adams, Elsom option shares at an exercise price of $8.75 per share, which is the closing price, as reported by the OTC Bulletin Board on the option grant date.

(2)  Based on an aggregate of 455,000 option shares granted in fiscal 1998.

(3) The exercise price per share of options granted represented the fair market value of the underlying shares of Common Stock on the option grant date, which is equal to the closing price, as reported by the OTC Bulletin Board on the option grant date.

(4) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 7-year option term will be at the assumed 5% or 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

(5) Each of the options is immediately exercisable.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

   The following table sets forth information concerning the year-end number and value of unexercised options with respect to each of the Named Executive Officers. No options were exercised by the Named Executive Officers in fiscal year 1998

                                                        NUMBER OF
                                                       SECURITIES             VALUE OF
                                                       UNDERLYING            UNEXERCISED
                                                       UNEXERCISED          IN-THE-MONEY
                                                         OPTIONS               OPTIONS
                                                     AT FY-END(#)(1)       AT FY-END($)(2)
                                                   ------------------- -----------------------
                       NAME                         VESTED   UNVESTED    VESTED     UNVESTED
- ---------------------------------------------------------------------- ----------- -----------
Paul Robinson......................................30,000          0      93,750          -
Peter Lynch........................................30,000          0      93,750          -
Roderick Adams.....................................30,000          0      93,750          -
Robin Elsom.......................................105,000    225,000     140,625    140,625
Nigel Williams....................................123,750     31,250     158,718     21,655


(1) Each of the options listed in the table is immediately exercisable.

(2) Based on the fair market value of the Company's Common Stock at fiscal year end ($8.625 per share), and such value is equal to the closing price, as reported by the OTC Bulletin Board, less the exercise price payable for such shares.

Item  12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                SECURITY OWNERSHIP OF MANAGEMENT (1) (2)

TITLE OF CLASS            NAME OF   AMOUNT AND              PERCENT
                 BENEFICIAL OWNER    NATURE OF                OF
                                     BENEFICIAL              CLASS
                                     OWNERSHIP

Common            Paul Robinson       1,500,000 (3)             11.4%
                  Hamilton House      Direct
                  111 Marlowes
                  Hemel Hempstead
                  Herts  HP1 1BB
                  United Kingdom


Common            Peter Lynch         1,500,000 (4)             11.4%
                  Hamilton House      Direct
                  111 Marlowes
                  Hemel Hempstead
                  Herts  HP1 1BB
                  United Kingdom

Common            Roderick Adams      1,490,000 (5)             11.3%
                  Hamilton House      Direct
                  111 Marlowes
                  Hemel Hempstead
                  Herts  HP1 1BB
                  United Kingdom

Common            Robin Elsom           180,000  (6)             1.4%
                  Hamilton House        Direct
                  111 Marlowes
                  Hemel Hempstead
                  Herts  HP1 1BB
                  United Kingdom

Common            Nigel Williams        123,750  (7)               *
                  Hamilton House        Direct
                  111 Marlowes
                  Hemel Hempstead
                  Herts  HP1 1BB
                  United Kingdom

All executive officers and directors as a group
 (6 persons)                          4,975,000              38.2%



Notes

*  Less than one percent of the outstanding shares of Common Stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 26, 1999 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing percentage ownership of each other person. To the Company's knowledge, the entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Percentage ownership is based on 13,014,360 shares of Common Stock outstanding on March 26, 1999.

(3) Includes 30,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 26,1999.

(4) Includes 30,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 26,1999.

(5) Includes 30,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 26,1999.

(6) Includes 180,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 26,1999.

(7) Includes 123,750 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 26,1998.

Item 13.  Certain Relationships and Related Transactions.

     During the first quarter of 1999, the Company loaned to Path 1 Network Technologies Inc. ("Path 1") $150,000. The loan, which did not bear interest, was repaid during the first quarter of 1999. Mr. Paul Robinson, Chairman of the Board and Chief Executive Officer of the Company, and Mr. Roderick Adams, Director and Vice-President of Corporate Development of the Company, are directors of Path 1. The Company owns Preferred Stock in Path 1 which is convertible into 277,018 shares of Path 1, which represents approximately 5% of Path 1's outstanding shares.

                                    PART IV

Item 14, Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)  Financial Statements

         See list of financial statements set forth in "Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

(b)  Reports on Form 8-K

          NONE

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


           10.04 Agreement dated March 26, 1998 between Jyra Research Inc. and Socrates Inc. Filed as exhibit 10.04 to Jyra Research Inc. Annual Report on Form 10K. SEC File No. 333-19183


           10.05 Heads of Agreement dated July 24, 1998 between Jyra Research Inc. and Siemens Nixdorf Informationssysteme AG.

           10.06   Executive Stock Option Plan dated September 1, 1998.

21.01   Subsidiaries of the Registrant.

        The only subsidiary of the Registrant is Jyra Research Ltd., a corporation organized under the laws of the United Kingdom.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 or 15 (d) OF THE SECURITIES ACT OF 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised. IN THE TOWN OF HEMEL HEMPSTEAD, ENGLAND, ON 31 March 1999.
                                                 Jyra Research Inc.


                                                 ____________________
                                                 Paul Robinson,
                                                 President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                                                  ____________________
                                                  Paul Robinson
                                                  President & CEO



                                                  _____________________
                                                  Roderick Adams
                                                  Chief Financial Officer,
                                                  Director
                                                  (Principal Financial

 and Accounting Officer)



                                                  _____________________
                                                  Peter Lynch
                                                  Director



                                                  _____________________
                                                  Robin Elsom
                                                  Director