Form 10-Q
period 1999-03-31
JYRA RESEARCH INC
filed 1999-05-17
CIK 1017334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

      __
     |_X_|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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



As of March 31, 1999, there were outstanding 13,054,360 shares of the Registrant's Common Stock (par value $0.001 per share).

                                    FORM 10-Q

                                     INDEX


                                                               PAGE
          Cover Page                                               1

          Index                                                    2



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets -
          March 31, 1998, March 31, 1999 and December 31, 1998         3

          Condensed Consolidated Statements of Income -
          three months ended March 31, 1998, March 31, 1999,
          and Cumulative since Incorporation May 2, 1996           4

          Condensed Consolidated Statements of Cash Flows -
          Three months ended March 31, 1998, March 31, 1999
          and Cumulative since Incorporation May 2, 1996           5

          Consolidated Statement of Stockholders' Equity           6
          from Incorporation through March 31, 1999

          Notes to Condensed Consolidated Financial
          Statements                                               7 - 8


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            9 - 16


Item 3 Quantitative and Qualitative Disclosures about market risk
              -(Not applicable)



PART II.  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K                        17



Signatures                                                        18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       Consolidated Balance Sheet 31-Mar-99      (unaudited)


                                            31-Mar-98    31-Mar-99    31-Dec-98
Current Assets
Cash & Cash Equivalents                      2,291,600      536,672      554,450
Prepaid Expenses                               143,544       71,172      120,766
Accounts Receivable                             58,099      148,621      228,787
Other Receivables                                    0            0      322,500
Total Current Assets                         2,493,243      756,465    1,226,503

Property & Equipment
Computers, Equipment & Motor Vehicles          672,726      685,478      696,039
Less Accumulated Depreciation                  157,923      316,988      281,039
                                            ----------   ----------   ----------
Net Property & Equipment                       514,803      368,490      415,000

Other Assets
Available For Sale Securities                        0    1,059,875    1,059,875
                                            ----------   ----------   ----------
TOTAL ASSETS                                 3,008,046    2,184,830    2,701,378

Current Liabilities
Accounts Payable                               202,255      153,819      184,972
Accruals & Deferred Income                      53,194       85,470      167,809
Deferred Taxation                                    0      312,782      312,782
Current Portion Of Long Term Lease Obligations  12,844       24,986       12,844
Total                                          268,293      577,057      678,407

Creditors: Amounts Falling
due after more than one year.

Long Term Lease Obligations                     22,538       32,955       13,893


Stockholders Equity
  Common stock -$.001 par value
  Authorised - 20,000,000 shares
  Issued 12,017,471 shares at 31 March 1999
  and 12,890,250 shares at 31 March 1998
Ordinary Share Capital                           6,614        6,778        6,738
Paid In Capital                              6,339,068    7,558,867    7,270,155
                                            ----------   ----------   ----------
                                             6,345,682    7,565,645    7,276,893

Deficit Accumulated
During The Development Stage                (3,583,825)  (6,649,957)  (5,817,807)

Accumulated other Comprehensive income         (44,642)     659,130      549,992
Total Stockholders Equity                    2,717,215    1,574,818    2,009,078
Total Liabilities & Stockholders Equity      3,008,046    2,184,830    2,701,378


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Consolidated Statement of Operations      (unaudited)
                            Period 1-Jan-99 Through 31-March-99
Cumulative Period 2-May-96(Date Of Inception) Through 31-March-99
                                          Three Months Three Months Inception To
                                              31-Mar-98    31-Mar-99    31-Mar-99
Revenue                                         31,025      115,382    1,043,486
Total Revenue                                   31,025      115,382    1,043,486

Cost Of Revenue                                 15,637        2,302       42,383
Total Cost Of Revenue                           15,637        2,302       42,383

Gross Margin                                    15,388      113,080    1,001,103


Operating Expenses
Sales & Marketing                              279,807      317,044    1,848,879
General & Administrative                       134,917      153,296    2,018,722
Research & Development                         448,159      308,146    3,388,322
Total Operating Expenses                      (862,883)    (778,486)  (7,255,923)

Other Income/(Expenses)
Taxes                                             (800)        (459)     (12,102)
Currency Exchange Differences                   44,920     (121,350)     (75,893)
Provision for Doubtful Debt                          0            0     (164,699)
Interest Income                                 38,254       (1,201)     222,996
Depreciation                                   (48,307)     (43,733)    (358,922)
Loss on Disposal of Motor Vehicle                    0            0       (6,516)
Total Other Income/(Expenses)                   34,067     (166,743)    (395,136)

Loss before Income Taxes                      (813,428)    (832,149)  (6,649,956)

Provision for Income Taxes                           0            0            0

Net Loss                                      (813,428)    (832,149)  (6,649,956)

Earnings Per Share Of Common Stock
Average Shares Of Common Stock Outstanding  12,890,250   13,017,471
Earnings/(Loss) Per Share Of Common Stock        (0.06)       (0.06)
- Basic and Diluted


   The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Statement Of Comprehensive Income


                                          Three Months Three Months Inception To
                                             31-Mar-98    31-Mar-99    31-Mar-99
Net Loss                                      (813,428)    (832,149)  (6,649,956)

Foreign Currency Translation Adjustment        (37,189)     109,138       78,248

Unrealised gains on securities                       0            0      580,882

Comprehensive Loss                            (850,617)    (723,011)  (5,990,826)


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Consolidated Statement Of Cash Flows      (unaudited)
                           Period 1-Jan-99 Through 31-March-99
             Cumulative Period 2-May-96(Date Of Inception) Through 31-March-99

                                          Three Months Three Months Cumulative
                                              31-Mar-98    31-Mar-99
Cash Flows From Operating Activities
Net Income /(Loss)                            (813,428)    (832,149)  (6,649,956)
Adjustments To Reconcile Net Loss To Net Cash
Used For Operating Activities:
Increase in Depreciation                        51,104       35,949      316,988
Decrease/(Increase) In Prepaid Expenses       (116,677)      49,594      (71,172)
(Decrease)/Increase In Accrued Expenses        (26,940)     (82,339)      85,470
(Decrease)/Increase In Accounts Payable         74,337           52      211,761
Decrease/(Increase) In Accounts Receivable      (6,037)      80,166     (148,621)
Decrease/(Increase) In Other Receivables             0      322,500            0
                                              (837,641)    (426,227)  (6,255,530)

Cash Flows From Investment Activities
Purchase of Computers, Equipment & Vehicles    (77,671)      10,561     (685,478)

Cash Flows From Financing Activities
Proceeds From The Issuance Of Common Stock           0      288,750    7,399,432

Effects Of Exchange Rate Changes On Cash       (37,189)     109,138       78,248

Net (Decrease)/Increase In Cash &
Cash Equivalents                              (952,501)     (17,778)     536,672

Cash & Cash Equivalents
At Beginning of Period                       3,244,101      554,450            0

Cash & Cash Equivalents
At End of Period                             2,291,600      536,672      536,672



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                               Consolidated Statement of Stockholders Equity
                                              Period From Inception Through Mar 31, 1999 (Unaudited)
                                                                                      Deficit
                                                                                   Accumulated        Other
                                                 Common       Stock       Paid-In       During Comprehensive
                                                 Shares       Amount      Capital  Development       Income
                                                   $            $            $            $          $
Balance At Inception                                  -            -            -            -            -

Net Loss from 2-May-96 to 31-Dec-96                   -            -            -     (347,692)           -

Issuance of Common Stock to 31-Dec-96
Public And Private Offerings:
May, 1996 At $.001 Per Share                  2,750,000        2,750            -            -            -

August, 1996 At $.40  Per Share               2,392,500        2,393      954,607            -            -

December, 1996 At $3  Per Share               1,000,000        1,000    2,999,000            -            -

Stock Issued As Commissions:
August, 1996 At $.40 Per Share                   91,000           91       36,309            -            -

November, 1996 At  $3 Per Share                  43,100           43      129,257            -            -

Issuance Expenses Of Capital  Stock                   -            -     (299,768)           -            -

Translation Adjustment For The Period                 -            -            -            -      (31,289)

Balance At 31-Dec-96                          6,276,600        6,277    3,819,405     (347,692)     (31,289)

September 8, 1997 Scrip Dividend
Share Issue 1 for 1                           6,276,600

November 25 Issuance of  Common
Stock at $8 Per Share                           315,000          315    2,519,685            -            -

Stock Issued As Commissions:
November. 1997 At $8 Per Share                   22,050           22      176,378            -            -

Issuance Expenses Of Capital  Stock                   -            -     (176,400)           -            -

Net Loss For The Period To 31-Dec-97                  -            -            -   (2,422,705)           -

Translation Adjustment
For The Period for Cash                               -            -            -            -       23,837

Balance At 31-Dec-97                         12,890,250        6,614    6,339,068   (2,770,397)      (7,452)

May 1 Issuance of Common Stock                        -            -            -            -            -
at $10.38 Per Share.                             16,000           16      166,195            -            -

December 23 Issuance of Common Stock            103,000          103      772,397            -            -
at $7.50 Per Share

Stock Issued as Commission
December. 1998 At $7.50 Per Share                 5,110            5       38,320            -            -

Issuance Expenses Of Capital Stock                    -            -      (45,825)           -            -

Net Loss For The Period To 31-December-98             -            -            -   (3,047,410)           -

Translation Adjustment
For The Period for Cash                               -            -            -            -      (23,438)

Unrealised gain
on available  for sale securities                     -            -            -            -      580,882
Balance At 31-December-98                    13,014,360        6,738    7,270,155   (5,817,807)     549,992

March 23 Issuance of Common Stock
at $7.50 Per Share.                              30,000           30      224,970            -            -
Issuance Expenses Of Capital Stock                    -            -      (11,250)           -            -
                                                      -            -            -            -            -
March 31 Issuance of Common Stock                10,000           10       74,992            -            -
at $7.50 Per Share.                                   -            -            -            -            -

Net Loss For The Period To 31-March-99	              -            -            -     (832,149)

Translation Adjustment
For The Period for Cash                               -            -            -            -      109,138
Balance at 31 March 1999                     13,054,360        6,778    7,558,867   (6,649,956)     659,130




The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 1999


A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Jyra Research Inc ("Jyra" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1998 included in the Company's Form 10K. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

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

During the 1st quarter 1999, 30,000 shares were granted at an option price per share of $8.00 to the following schedule:



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


At March 31st, 1999 there were 934,000 shares under option plan for key employees.


At March 31st, 1999 there were 66,000 shares available for future grants under the option plan for key employees.



Stock option plan for key executives

The Plan for key executives was adopted Sept 1, 1998. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted. The Plan allows for the grant of up to a total of 300,000 common shares.


At March 31st 1999, there were 255,000 shares under option plan for key employees.

At March 31st, 1999 there were 45,000 shares available for future grants under the option plan for key employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of section 27A of the Securities and Exchange Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which reflect the Company's current judgement on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under BUSINESS RISKS on page 16 and in the Company's Annual Report on Form 10K for the year ended December 31, 1998 which is on file with the Securities and Exchange Commission.

Certain Statements contained in this Quarterly Report on Form 10-Q, and the Annual Report on Form 10-K referred to above, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the BUSINESS RISKS on Page 16 and the "Financial Risk
 Management, "Potential Volatility in Operating Results, "Investments and Alliances, "Competition", "Research and Development", "Manufacturing", "Patents, Intellectual Property and Licensing", "Future Growth Subject to Risks" and "Other Risk Factors" sections contained within the Annual Report, which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

BUSINESS (INTRODUCTION)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


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


BUSINESS


HISTORY OF THE DEVELOPMENT OF THE COMPANY'S SERVICE MANAGEMENT ARCHITECTURE

The Service Management Architecture ("SMA") is a distributed network management architecture designed to provide detailed, accurate overviews of the network service being delivered to the actual end-user. It is intended that this focus on the end-user allows the SMA to be used as a tool to ensure both the integrity of a network and the ability to provide justification of Service Level Agreements to important customers.
SMA is an architecture in which multiple Service Level Managers and Mid-
Level Managers act as a single distributed system reporting on network response time, or network performance, as experienced by users at different locations. The initial version of the SMA was released in the third quarter of 1997, and Version 2.0 of the SMA was launched in September 1997. After Version 2.0 of the SMA was launched the Company continued to communicate with customers and potential customers to ascertain how well the product was meeting their needs. Based upon feedback and the constantly evolving market place and needs of customers and potential customers, Management of the Company determined that the greatest potential for revenue growth was in monitoring large networks. This meant that the SMA needed to operate in a distributed manner whereby semi-autonomous components of the software could be spread across a large network to monitor network response times from multiple locations, reporting back to a central console as required, and so scaling to manage up to carrier class networks. Management made the decision to redesign the service level and mid level manager to be components of a potentially large distributed system. Accordingly, the Company began redesigning Version 2.0 of the SMA to meet the requirements of distributed and scalable operations. The first significant distributed components of SMA were planned to be available for customer release at end of May 1998.
Field tests of these distributed components were conducted with select group of initial strategic customers during April 1998. In preparation for the May 1998 release Jyra's primary focus, during the quarter ended March 31, 1998, was to encourage telecommunications companies to begin pilot testing of Jyra's product with a view to developing new customer service offerings around Jyra's service level reporting tools. Jyra's ability to monitor and prove actual application response times across large networks, facilitates a basis on which telecommunications companies can bill for improved service and also a means of justifying high value added data transport services. During 1998, Jyra continued to work closely with MCI in an effort to develop product to incorporate within MCI's Advanced Trouble Analysis Center (ATAC) service and as a result MCI confirmed its intention to include Jyra's initial response monitoring agents as a key component within its then forth coming ATAC service. In addition to being selected by MCI in the quarter ended March 31, 1998, Jyra's monitoring tools were installed and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

were being evaluated by among others two of continental Europe's telecommunications companies and also in several major European banking customers of a significant systems integrator in Europe. Jyra's management refined its market view to reflect that while interest for its service monitoring tools comes from many sectors, including hotel and leisure, banking, pharmaceutical, transport amongst others; by far the most important sectors are the international telecommunications companies, service providers and system integrators, which each believe that they must be able to deliver a measured quality of service to their customer base in order to remain competitive. Product development continued during the quarter ended March 31, 1998, to focus on addressing inherent scaling requirements of the telecommunication sector. With specific guidance from MCI, the Company began designing into its service monitoring tools an automated means of collecting response time between multiple groups of any two Cisco routers in the Internet. The Company was, during the second quarter 1998, able to announce this feature for June 1998 availability.
Jyra receives no revenues for the service sold by MCI to their customers, but charged MCI for software licenses used in deployed in support of the service. The Jyra element of the ATAC service is still at an early stage, the MCI business has been subject to reorganization as a result of its merger with WorldCom, and although it is expected that this service may begin generating revenue for the Company there can be no guarantee that any significant revenue will be received. The Company retains an active working relationship both with British Telecom and with MCI, but there can be no guarantee that these relationships will result in future sales.

The Company had a number of other telecommunications companies at the initial stages of the sales process and had progressed with one in Switzerland and one in Denmark, to initial customer deployment. The Company's strategy in focusing on telecommunication companies had provided Jyra with a number of significant partners with whom it is hoped the Company can scale its revenues as they deploy product across their own customer base In the second half of the year, the Company improved product performance and reliability, and added features specifically to meet the needs of the telecommunications industry. The Company's Management now feels confident that it has a product set that can be delivered through a scaleable business model involving telecommunications companies, and high end value added resellers such as Siemens Nixdorf Informationssysteme AG, Switzerland.

The Company's ability to attract significant telecommunications partners and established companies such as Siemens is encouraging and management believes provides a strong basis for future sales growth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

CISCO SYSTEMS

In October, 1998, the company embarked on a joint marketing agreement with Cisco Systems, primarily to target European Service Providers.

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

Cisco Systems also, during the third quarter 1998, chose Jyra's SMA as offering value to their next generation web based management system Cisco Works 2000. Jyra provides a connection to Cisco Works 2000 customers with allows them to monitor performance of e-commerce and web sites.

Management believes that the joint marketing arrangement with Cisco provides the Company with the reach and credibility to succeed in becoming a standard tool among telecommunications companies over the course of next year.


RESULTS OF OPERATIONS

Revenues for the first quarter ended March 31, 1999 increased 272% to $115,382 compared to $31,025 for the quarter ended March 31, 1998.

The company did not begin marketing its distributed solution until the second quarter of 1998, and the increased revenue was due to increased acceptance of the Company's product within European enterprises as a result of sales and development activity within the second half of 1998.

Management believes there is currently a qualitative difference between the European and USA markets for service monitoring solutions such that European enterprises are more prepared to manage their IT as a service with measured goals. Jyra is a founder member of the Application Performance Management Forum which was established in January 1999 to increase potential customer recognition of this market sector. The Application Performance Management forum was formed by Bear Stearns to increase market awareness of service monitoring solutions within the enterprise sector within the USA. The company has also expanded its sales coverage within the USA by opening an office in Boston, Massachusetts.

Management continues to believe that the major channel to market for its service monitoring solutions is through telecommunications service providers, as represented by continuing sales to Tele Danmark in the quarter. Management believes that the Jyra solution being provided to Tele Danmark and their customers has universal application among telecommunications service providers. Further, management reaffirms its view that the joint marketing arrangement with Cisco Systems provides the Company with the global reach and credibility to succeed in becoming a standard component of the operational support system among telecommunications companies over the course of the year as these companies make the transition from traditional circuit-switched networking to integrated IP services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)



Accordingly, management has continued to focus the bulk of the company's resources on the strategic goal of building a sound long-term relationship with Cisco Systems at the expense of short-term revenue. Management believes that this relationship offers the best opportunity to build a long-term revenue base both in the enterprise and service provider market sectors. The relationship was announced in October 1998. An initial education programme was carried out in the period from January to March. The company is now participating in a range of Cisco marketing programmes in addition to direct sales activity to service providers. For example:

      Throughout March and April, the company's sales representatives Participated in a 20 city Network Management Roadshow hosted by Cisco Systems within the USA, primarily targetted at US Enterprises.

      In April, the company announced that its service monitoring solutions will be incorporated into Cisco's European CENS (Cisco Enabled Network Solutions) partner program, where it will be used as part of the latest CENS consultancy offering, primarily targetted at European enterprises through Cisco channel partners.

Each of these marketing programmes has the capability to generate many more opportunities for future sales than the company can generate directly. In particular, management also believes that the CENS programme has global applicability.

Management retains its view that the initial presence of the Jyra solution within the telecommunications industry, and both the increased quality and quantity of opportunity generated through the Cisco relationship will enable the company to execute its plans to scale sales and marketing operations to address a global market, and plans to continue to focus the company's resources accordingly.

Sales and Marketing expenses for the quarter ended March 31, 1999 increased 13.3% to $317,044 compared to $279,087 for the quarter ended March 31, 1998. Additional sales staff have been recruited specifically to address the opportunity with Cisco Systems and to increase the company's coverage within the USA.

General and administrative expenses for the quarter ended March 31, 1999 increased 13.6% to $153,296 compared to $134,917 for the quarter March 31, 1998, largely as a function of increased business activity.

Research and development expenses decreased by 31% to $308,146 for the quarter ended March 31, 1999 compared to $448,159 for the three months period ended March 31, 1998. This decrease in spending was due to a further levelling off of capital equipment purchasing, and the replacement throughout 1998 of sub-contractors by permanent staff. The Company continued to work on the its existing development program while expanding its ability to respond to the requirements of Cisco Systems and its major customers, and is actively recruiting additional development staff.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


Interest income was ($1,201) in the quarter ended March 31, 1999. Interest has historically been paid quarterly in arrears from funds held on deposit and fixed term of one month or less. During the quarter, no funds were held on fixed term deposit. This interest payment relates to capital lease expenditure.


Earnings(Loss) per share for the quarter ended March 31, 1999 was ($0.06). The number of weighted average common shares outstanding was 13,017,471.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was ($426,227) for the three months ended March 31, 1999. The primary expenditure of this cash was to fund the operating expenses offset against initial revenue adjusted for depreciation, offset by Prepaid Expenses, Accounts Payable and Accounts receivable.

Net cash used in investing activities was $10,561 for the three months ended March 31, 1999. These funds were principally invested in additions to property and equipment.

RECENT SALES OF UNREGISTERED SECURITIES
During the quarter ended March 31, 1999 the Company sold 40,000 common shares at $7.50 per share to financial institutions and accredited investors for total proceeds of $300,000

As of March 31st, 1998, the Company's principal sources of liquidity included cash, cash equivalents, totalling $536,672. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company continues to meet its working capital requirements through its product sales revenue and financing transactions involving the private placement of equity securities. Management believes that it will have sufficient working capital to fund current levels of operations through 1999, assuming the Company receives at least $3 million from product sales and financing transactions involving the private placement of equity securities. There can be no assurance the Company will be able to raise the necessary funds. The Company establishes its expenditure level based upon its expectations as future revenues and if revenue levels were below expectations this could cause expenses to be disproportionately high. Therefore, a decrease in near term demand or insufficient level of equity funding would adversely affect the Company's results or operations in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)



Share exchange with Path 1 Network Technologies Inc.

The Company has entered into an agreement dated March 16, 1998 (the "Agreement") with Path 1 Network Technologies Inc. ("Path 1"). Path 1 was incorporated on January 30, 1998 under the laws of Delaware. Path 1 is developing technology to enable existing and new computer, telephone and video broadcast (including cable TV) networks and systems to each transmit all three types of information over one line at the same time with excellent quality of service, and provide expanded capabilities. Path 1's technology will act as a "traffic cop," prioritizing packet flow, eliminating traffic congestion and packet collision of digital information. The Agreement allowed for Jyra to make a strategic investment in Path 1 and for Path 1 to make a strategic investment in Jyra by Path 1 exchanging its Preferred Stock for common stock of Jyra. The agreement became effective on April 21, 1998. The Board of Directors of Path 1 approved the creation of a class of Preferred Stock to be issued upon the completion of the Path 1 Offering in order to fulfil its obligations under the agreement for the purpose of Path 1 making a strategic investment in Jyra, and for Jyra making a strategic investment in Path 1. The Preferred Stock issued to Jyra was non-assignable for 2 years, non-voting and did not bear interest. After the nine months, it can be converted at Jyra's option, into 277,018 Shares. The Preferred Stock also provided that Path 1 shall neither issue any debt securities for a period of two (2) years from the completion of the Offering, nor issue any warrants in connection with an equity financing, without Jyra's consent, which will not be unreasonably withheld.

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

It has been widely reported that many major end-user corporations may freeze IT spending in the second half 1999 as a contingency measure against Y2000 issues. The company has not directly experienced this problem to date as a reason to postpone sales, but clearly the risk exists that Y2000 may have an adverse impact on the company's operating results.

Service provider sales are characterized by long sales cycles and highly variable quarter-on-quarter revenues. The company's operating results may vary accordingly.

PART II.                       OTHER INFORMATION





ITEM 6. Form 8-K


       The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

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

                                                  May 17, 1999





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

                                                  May 17, 1999