Form 10-Q
period 1999-06-30
JYRA RESEARCH INC
filed 1999-08-16
CIK 1017334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

      __
     |_X_|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

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



As of June 30, 1999, there were outstanding 13,116,560 shares of the Registrant's Common Stock (par value $0.001 per share).

                                    FORM 10-Q

                                     INDEX


                                                               PAGE
          Cover Page                                               1

          Index                                                    2



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets -
          June 30, 1998, June 30, 1999 and December 31, 1998       3

          Condensed Consolidated Statements of Income -
          three months ended June 30 1998, June 30 1999
          six months ended June 30 1998, June 30 1999
          and Cumulative since Incorporation May 2, 1996           4

          Condensed Consolidated Statements of Cash Flows -
          Six months ended June 30, 1998, June 30, 1999,
          and Cumulative since Incorporation May 2, 1996           5 - 6

          Consolidated Statement of Stockholders' Equity           7
          from Incorporation through June 30, 1999

          Notes to Condensed Consolidated Financial
          Statements                                               8 - 9


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            10 - 15


Item 3    Quantitative and Qualitative Disclosures                 17
          about market risk




PART II.  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K                        18



Signatures                                                        19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    Consolidated Balance Sheet 30-June-99   (unaudited)

Jun 30, 1998 Jun 30, 1999   Dec 31, 1998
Current Assets
Cash & Cash Equivalents                    1,391,525      231,161      554,450
Prepaid Expenses                             154,857       76,519      120,766
Accounts Receivable                          209,943      135,487      228,787
Other Receivables                                  0            0      322,500
Total Current Assets                       1,756,325      443,167    1,226,503

Property & Equipment
Computers, Equipment & Motor Vehicles        676,901      687,693      696,039
Less Accumulated Depreciation                202,603      357,232      281,039
                                          ----------   ----------   ----------
Net Property & Equipment                     474,298      330,461      415,000

Other Assets
Available for Sale                           166,211    1,059,875    1,059,875
                                          ----------   ----------   ----------
                          Total Assets     2,396,834    1,833,503    2,701,378
                                          ==========   ==========   ==========
Current Liabilities
Accounts Payable                             170,895      157,280      184,972
Accruals & Deferred Income                    51,903       78,453      167,809
Deferred Taxation on Investments                   0      312,782      312,782
Current Portion of Long Term Lease            12,844       24,987       12,844
   obligations                            ----------   ----------   ----------
                   Total Current Liabilities 235,642      573,502      678,407

Creditors: Amounts Falling due after more than one year.
Long Term Lease Obligations                   19,212       26,087       13,893


Stockholders Equity
Common Stock $.001 par value
Authorised 20,000,000 shares
Issued Ordinary Share Capital                  6,630        6,840        6,738
Paid in Capital                            6,505,263    7,993,805    7,270,155
                                          ----------   ----------   ----------
                                           6,511,893    8,000,645    7,276,893

Deficit Accumulated During the
Development Stage                         (4,333,039)  (7,480,745)  (5,817,807)
Accumulated other Comprehensive income       (36,874)     714,014      549,992
                                          ----------   ----------   ----------

Total Stockholders Equity                  2,141,980    1,233,914    2,009,078
                                          ----------   ----------   ----------

Total Liabilities & Stockholders Equity    2,396,834    1,833,503    2,701,378
                                          ==========   ==========   ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Consolidated Statement of Operations(unaudited)
                     Period 1-Jan-99 Through 30-June-99
       Cumulative Period 2-May-96(Date of Inception) Through 30-June-99
                    Three Months Ended Jun 30 Six Months Ended Jun 30 Inception To
                            1998       1999       1998         1999    Jun 30, 1999

Revenue                   232,442      93,073     263,467     208,455   1,136,559
Total Revenue             232,442      93,073     263,467     208,455   1,136,559

Cost of Revenue             6,291          71      21,928       2,373      42,454
Total Cost of Revenue       6,291          71      21,928       2,373      42,454

Gross Margin              226,151      93,002     241,538     206,082   1,094,105

Operating Expenses
Sales & Marketing Cost    310,806     317,797     590,613     634,841   2,166,676
General & Administration  264,483     182,546     399,400     335,842   2,201,268
Research & Development    362,364     313,921     810,523     622,067   3,702,243
Total Operating Costs    (937,653)   (814,264) (1,800,536) (1,592,750) (8,070,187)

Other Income/(Expenses)
Taxes other than Income    (5,120)     (1,020)     (5,920)     (1,479)    (13,122)
Currency Exchange Diff    (12,805)    (74,543)     32,115    (195,893)   (150,436)
Provision for Doubtful          0           0           0           0    (164,699)
Debt
Interest Income            25,698       9,246      63,952       8,045     232,242
Depreciation              (45,484)    (43,209)    (93,791)    (86,942)   (402,131)
Loss on Disposal of
 Motor Vehicles                 0           0           0           0      (6,516)
Total Other Income/       (37,711)   (109,526)     (3,644)   (276,269)   (504,662)
(Expense)
Loss Before Income Tax   (749,214)   (830,788) (1,562,642) (1,662,937) (7,480,744)

Provision for Income Taxes      0           0           0           0           0

Net Loss                 (749,214)   (830,788) (1,562,642) (1,662,937) (7,480,744)

Earnings Per Share of Common Stock
Average Shares of      12,902,734  13,090,964  12,896,526  13,054,424
Common Stock Outstanding
Loss per Share of           (0.06)      (0.06)      (0.12)      (0.13)
Common Stock


Consolidated Statement of Comprehensive Losses

                     Three Months Ended Jun 30 Six Months Ended Jun 30 Inception To
                            1998       1999       1998         1999    Jun 30, 1999

Net Loss                 (749,214)   (830,788) (1,562,642) (1,662,937) (7,480,745)

Foreign Currency            7,767      54,884     (29,422)    164,022     133,132
Translation Adjustment
Unrealised gains on             0           0           0           0     580,882
Securities
Net Loss after           (741,447)   (775,904) (1,592,064) (1,498,915) (6,766,731)
Foreign Currency
Translation Adjustment

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  Consolidated Statement of Cash Flows      (unaudited)
                  Period 1-Jan-99 Through 30-June-99
         Cumulative Period 2-May-96(Date of Inception) Through 30 June-99

                                          Six Months    Six Months    Cumulative
                                       Jun 30, 1998    Jun 30, 1999   Inception To
                                                                    Jun 30, 1999
Cash Flows From Operating Activities
Net Loss                                    (1,562,642)  (1,662,937)  (7,480,744)
Adjustments To Reconcile Net Loss To Net Cash
Used for Operating Activities:
Depreciation                                    95,784       76,193      357,232
Decrease/(Increase) in Prepaid Expenses       (127,990)      44,247      (76,519)
(Decrease)/Increase in Deferred Income         (28,231)     (89,356)      78,453
& Accruals
(Decrease)/Increase in Accounts Payable         39,652       (3,355)     208,354
Decrease/(Increase) in Accounts Receivable    (157,881)      93,300     (135,487)
Decrease/(Increase) in Other Receivables             0      322,500            0
                                            (1,741,308)  (1,219,408)  (7,048,711)

Cash Flows From Investment Activities
Purchase/Disposal of
Computers, Equipment & Vehicles                (81,846)       8,347     (687,692)

Cash Flows From Financing Activities
Proceeds From The Issuance of Common Stock           0      723,750    7,834,432

Effects of Exchange Rate Changes On Cash       (29,422)     164,022      133,132

Net (Decrease)/Increase in Cash & Cash      (1,852,576)    (323,289)     231,162
Equivalents
Cash & Cash Equivalents at Beginning
of Period                                    3,244,101      554,450            0

Cash & Cash Equivalents at End of Period     1,391,525      231,162      231,162


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Consolidated Statement of Stockholders' Equity
                 Period From Inception Through June 30, 1999 (Unaudited)
                                                                                     Deficit
                                                                                   Accumulated        Other
                                                 Common       Stock       Paid-in       During Comprehensive
                                                 Shares       Amount      Capital  Development       Income
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



                                                                                     Deficit
                                                                                   Accumulated        Other
                                                 Common       Stock       Paid-in       During Comprehensive
                                                 Shares       Amount      Capital  Development       Income
                                                                $            $            $          $






Brought forward Balance as                   13,014,360        6,738    7,270,155   (5,817,807)     549,992
at 31- December -98

March 23 Issuance of Common Stock
at $7.50 Per Share.                              30,000           30      224,970            -            -
Issuance Expenses of Capital Stock                    -            -      (11,250)           -            -

March 31 Issuance of Common Stock                10,000           10       74,992            -            -
at $7.50 Per Share

April 6 Issuance of                                   -            -            -            -            -
Common Stock
at $7.50 Per Share                               11,000           11       82,489            -            -

April 12 Issuance of                                  -            -            -            -            -
Common Stock
at $7.50 Per Share                                7,000            7       52,493            -            -

May 19 Issuance of                               40,000           40      299,960            -            -
Common Stock
at $7.50 Per Share                                    -            -            -            -            -

June 6 Issuance of Common Stock
at $7.50 Per Share.                               4,200            4       31,496            -            -
Issuance Expenses of Capital Stock                    -            -      (31,500)           -            -

Net Loss for The Period                               -            -            -   (1,662,937)           -
to June 30, 1999

Translation Adjustment                                -            -            -            -      164,022
for the Period for Cash
Balance at June 30, 1999                     13,116,560        6,840    7,993,803   (7,480,744)     714,014





The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1999


A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Jyra Research Inc ("Jyra" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1998 included in the Company's Form 10K. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

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

During the 2nd quarter 1999, 15,000 shares were granted at an option price per share of $8.00 to the following schedule:



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


At June 30, 1999 there were 939,000 shares under option plan for key employees.


At June 30, 1999 there were 61,000 shares available for future grants under the option plan for key employees.



Stock option plan for key executives

The Plan for key executives was adopted Sept 1, 1998. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted. The Plan allows for the grant of up to a total of 300,000 common shares.


At June 30 1999, there were 255,000 shares under option plan for key employees.

At June 30, 1999 there were 45,000 shares available for future grants under the option plan for key employees.

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

Certain Statements contained in this Quarterly Report on Form 10-Q, and the Annual Report on Form 10-K referred to above, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the BUSINESS RISKS on Page 16 and the "Financial Risk Management, "Potential Volatility in Operating Results, "Investments and Alliances, "Competition", "Research and Development", "Manufacturing", "Patents, Intellectual Property, and Licensing", "Future Growth Subject to Risks" and "Other Risk Factors" sections contained within the Annual Report, which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

BUSINESS (INTRODUCTION)

Jyra Research Inc. ("Jyra" or the "Company") was incorporated on May 2, 1996 under the laws of Delaware. The Company is in the business of designing, developing, and marketing performance management solutions to (i) provide a business oriented view of network performance (ii) maximize network productivity, and (iii) solve network problems caused by the constant increase in network traffic, combined with the growing complexity of networks. These problems result in lost revenues, escalating costs and major systems failures across the corporate spectrum. Management believes that current network management systems do not have the capability to effectively deal with these problems.

The Company's executive offices are located at Hamilton House, 111 Marlowes, Hemel Hempstead, United Kingdom and its telephone number at that location is +44 1442 403600. The Company can also be reached by visiting its web-site at http://www.jyra.com. For general inquiries, the reader may also email info@jyra.com.

Jyra has developed Service Management software for providing direct measurement of the quality of end-to-end application performance. This allows customers to effectively deliver robust e-commerce services, implement tangible service level agreements (SLAs), and to measure the improvements which technology investment has on user response time and hence business efficiency.

Networking is a multi-billion dollar global market where growth is spurred by the belief that the Internet is changing the way all people work, live, play and learn. Over the last year, there has been a key shift in the role of the Internet and in how the Internet is perceived. What was once a fairly complex tool used by an elite group of highly technical individuals is now a technology driving economic change globally by creating new jobs and market opportunities. Management believes that this trend and the response to this trend by the major telecommunications operators is the largest factor which will drive future sales of the Company's distributed application performance management products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


BUSINESS


HISTORY OF THE DEVELOPMENT OF THE COMPANY'S SERVICE MANAGEMENT SOFTWARE

The Company's Service Management software is a distributed service management system designed to provide detailed, accurate, views and reports of the service being delivered to end-users. It is intended that this focus on the end-user allows the software to be used to monitor both the stability of a network and to provide measurement of performance based Service Level Agreements. Jyra's Service Management software comprises Service Level Monitors and Mid-Level Managers which can act as a single distributed system reporting on network response time, or network performance, as experienced by users at different locations. The initial version of Jyra's Service Management software was released early in 1997, and Version 2.0 of the software was launched in September 1997. After Version 2.0 of the software was launched the Company continued to communicate with customers and potential customers to ascertain how well the software was meeting their needs. Customer feedback showed the software needed to operate in a distributed manner, whereby semi-autonomous components could be spread across large networks to monitor network response times from multiple locations, reporting back to a central console as required. Management made the decision to redesign the service level and mid level manager to be components of a potentially large distributed system. Accordingly, the Company began redesigning Version 2.0 of the software to meet the requirements of distributed and scalable operations. The first significant distributed components of the software were planned to be available for customer release during the second quarter of 1998. Field tests of these distributed components were conducted with a select group of initial strategic customers. Jyra's ability to monitor and prove actual application response times across large networks, facilitates a basis on which telecommunications companies can bill for improved service and also a means of justifying high value added data transport services.

During the second half of 1998 the Company had a number of telecommunications companies at the initial stages of the sales process and had progressed with one in Switzerland and one in Denmark, to initial customer deployment. The Company's strategy in focusing on telecommunication companies had provided Jyra with a number of significant partners. Management believes it can scale its revenues as these partners deploy Jyra's Service Management software across their own customer base in the second half of 1999.

The accelerating growth of IP based secure e-commerce services is changing the requirements of the telecommunications companies as their customers are now demanding further capabilities to outsource their e-business and e-commerce systems. This expansion in demand has increased the scale of the opportunity which the telecommunications companies are now pursuing. A significant factor in this demand is that performance monitoring has entered the mainstream corporate conscience with the realisation that business performance is directly related to network and on-line response times. Jyra's opportunity within the service provider market consequently has new emphasis. A report by Zona Research indicates that slow download times may be costing e-commerce merchants more than $4 billion in lost sales opportunities each year. Management attribute much of the increased awareness of Jyra's Service Management software to service providers realising that monitoring e-commerce performance is central to the range of services they will need to offer to compete in an increasingly deregulated environment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

The exploding importance of e-commerce and its critical dependence on network performance is driving the need for Service Management software. At the Senior non- technical corporate executives level it is now becoming recognised that network performance does affect business performance and has raised the opportunity and justification for Jyra's software. Management is now seeing this interest translate into revenue during the current third quarter The Company's forthcoming new release of its Service Management software, scheduled during September 1999, will incorporate the secure monitoring protocols necessary for monitoring on-line banking and on-line trading systems. Management is confident that the mission critical nature of on-line performance for premium trading services will cause strong demand for its Service Management software.

CISCO SYSTEMS

In October 1998, the company embarked on a joint marketing agreement with Cisco Systems which initially targeted European Service Providers.
Management believes this gives the Company the reach and credibility to succeed in becoming the standard among telecommunications companies. Jyra and Cisco sales teams are positioning Jyra's Service Management software to telecommunications companies as a part of Cisco Service Management System,
(CSM).

The Company is extending the areas of joint activity with Cisco Systems. Among the first of these was the Cisco Enabled Network Solutions (CENS) program. The CENS program is a key component of Cisco's channel partner enablement strategy, ensuring that end-users have access to the support required to deploy emerging technologies, and to address complex network deployments. Through the use of Jyra in the CENS professional services program, Cisco customers gain a valuable service and resource view of their IT networks. Jyra's Service Management software is used by Cisco Professional Services group and CENS participating partners, to offer specific network performance solutions to major customers. This program has allowed the Company to extend the range of Cisco teams who can offer the company's Service Management software to customers. These now also include the Cisco Network Supported Accounts Group and the Cisco Critical Accounts Group.

The Cisco-Enabled Network Solutions (CENS) partnership was initiated during the quarter ended June 30, 1999. Although the initial resulting business did not start to materialize until the beginning of the current third quarter. Management is confident that CENS will generate significant revenues for the company and that CENS customers will extend beyond Europe by the end of the third quarter. If this program continues to be successful Cisco has discussed bringing the program to the US market; in so doing it would provide enormous potential revenue for the company.


RESULTS OF OPERATIONS

As the company's management had anticipated, the availability of Jyra's Service Management software as an e-commerce monitoring system resulted in a surge in Industry and Customer interest for Jyra Service Management software in the quarter ended June 30th 1999. Management was disappointed however that it was not until the beginning of the current third quarter that this interest translated to a significant increase in orders in excess of the total for the second quarter ended June 30,1999. Revenues for the six months ended June 30,1999 was $208,455 compared to $263,467 for the six months ended June 30, 1998. Revenues for the second quarter ended June 30,1999 was $93,073 compared to $232,442 for the quarter ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

The exploding importance of e-commerce and its critical dependence on network performance is driving the need for Service Management software. At the Senior non- technical corporate executives level it is now becoming recognised that network performance does affect business performance and has raised the opportunity and justification for Jyra's software. Management is now seeing this interest translate into revenue during the current third quarter. The Company's forthcoming new release of its Service Management software, scheduled during September 1999, will incorporate the secure monitoring protocols necessary for monitoring on-line banking and on-line trading systems. Management is confident that the mission critical nature of on-line performance for premium trading services will cause strong demand for its Service Management software.

During the quarter ended June 30, 1999 the company expanded its relationship with Cisco Systems Inc, specifically focusing on network performance services for major Cisco customers. Management believes that this relationship offers the best opportunity to build a long-term revenue base both in the enterprise and service provider market sectors.

Jyra and Cisco have agreed to extend use of the company's software in other Cisco Groups including the critical accounts group and the network supported accounts group. These groups typically deal with large customers with rapidly changing networks.

In addition the company is now also beginning to see results from its joint marketing efforts with Cisco in the European Service Provider sector, specifically in the new Application Service Provider (ASP) space. The growth of Application Service Providers in Europe has been dramatic. PSI-Net, one of the largest and Europe's fastest growing ASPs, chose Jyra as the basis for its "paid-for" customer service monitoring. This joint initiative is anticipated to provide PSINet customers with new performance assured eCommerce services and opens up the rapidly growing eCommerce market for Jyra's performance monitoring solutions. PSI-Net raised $1.2 Billion to equip 12 major computer hosting centers across the globe, the largest of these facilities is in London.


Sales and Marketing expenses for the quarter ended June 30, 1999 increased 2.2% to $317,797 compared to $310,806 for the quarter ended June 30, 1998. Sales and Marketing expenses for the six months ended June 30, 1999 increased 7.5% to $634,841 compared to $590,613 for the six months ended June 30, 1998.

General and administrative expenses for the quarter ended June 30, 1999 decreased 31% to $182,546 compared to $264,483 for the quarter June 30. 1998. General and administrative expenses for the six months ended June 30, 1999 decreased 16% to $335,842 compared to $399,400 for the six months ended
June 30, 1998.


Research and Development expenses decreased by 13.4% to $313,921 for the quarter ended June 30, 1999 compared to $362,364 for the three months period ended June 30, 1998. Research and Development expenses for the six months ended June 30, 1999 decreased 23.3% to $622,067 compared to $810,523 for the six months ended June 30, 1998. This decrease in spending was due to the replacement throughout 1998 of sub-contractors by permanent staff. The Company continued to work on its existing development program, and is actively recruiting additional development staff.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


Interest income was $9,246 in the quarter ended June 30, 1999. The interest was generated from funds held on deposit and fixed term of one month or less.


Earnings(Loss) per share for the quarter ended June 30, 1999 was ($0.06). The number of weighted average common shares outstanding was 13,116,560.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was ($1,219,408) for the six months ended June 30, 1999. The primary expenditure of this cash was to fund the operating expenses offset against initial revenue adjusted for depreciation, offset by Prepaid Expenses, Accounts Payable and Accounts receivable.

Net cash used in investing activities was $8,347 for the six months ended
June 30, 1999. These funds were principally invested in additions to property and equipment.

RECENT SALES OF UNREGISTERED SECURITIES
During the quarter ended June 30, 1999 the Company sold 62,200 common shares at $7.50 per share to financial institutions and accredited investors for total proceeds of $466,500.

As of June 30, 1999, the Company's principal sources of liquidity included cash, cash equivalents, totalling $231,161. Subsequent to June 30, 1999 the Company sold 61,000 common shares at $7.50 per share to financial institutions and accredited investors for total proceeds of $457,500. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company continues to meet its working capital requirements through its product sales revenue and financing transactions involving the private placement of equity securities. Management believes that it will have sufficient working capital to fund current levels of operations through the next 12 month, assuming the Company receives at least $3 million from product sales and financing transactions involving the private placement of equity securities. There can be no assurance the Company will be able to raise the necessary funds. The Company establishes its expenditure level based upon its expectations as future revenues and if revenue levels were below expectations this could cause expenses to be disproportionately high. Therefore, a decrease in near term demand or insufficient level of equity funding would adversely affect the Company's results or operations in 1999/2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

Share exchange with Path 1 Network Technologies Inc.

The Company has entered into an agreement dated March 16, 1998 (the "Agreement") with Path 1 Network Technologies Inc. ("Path 1"). Path 1 was incorporated on January 30, 1998 under the laws of Delaware. Path 1 is developing technology to enable existing and new computer, telephone and video broadcast (including cable TV) networks and systems to each transmit all three types of information over one line at the same time with excellent quality of service, and provide expanded capabilities. Path 1's technology will act as a "traffic cop," prioritizing packet flow, eliminating traffic congestion and packet collision of digital information. The Agreement allowed for Jyra to make a strategic investment in Path 1 and for Path 1 to make a strategic investment in Jyra by Path 1 exchanging its Preferred Stock for common stock of Jyra. The agreement became effective on April 21, 1998. The Board of Directors of Path 1 approved the creation of a class of Preferred Stock to be issued upon the completion of the Path 1 initial Offering (April 1998 at $0.60 per common share) in order to fulfil its obligations under the agreement for the purpose of Path 1 making a strategic investment in Jyra, and for Jyra making a strategic investment in Path 1. The Preferred Stock issued to Jyra is non-assignable for 2 years, non-voting and does not bear interest. The Preferred Stock can be converted at Jyra's option, into 277,018 Shares. The Preferred Stock also provided that Path 1 shall neither issue any debt securities for a period of two (2) years from the completion of the Offering, nor issue any warrants in connection with an equity financing, without Jyra's consent, which will not be unreasonably withheld.

During the quarter ended June 30, 1999 the Company had an option from a shareholder of Path1 to acquire 225,640 common shares of Path1 at a price of $4.00. Subsequent to the quarter ended June 30, 1999 the company assigned the total option at nil value to a number of non-affiliated parties, prior to the expiry of the option on July 31, 1999.

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

Item 3    Quantitative and Qualitative Disclosures about market risk


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

PART II.                       OTHER INFORMATION





ITEM 6. Form 8-K


       The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

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

                                                  August 16,1999





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

                                                  August 16,1999