Form 10-Q
period 1999-09-30
JYRA RESEARCH INC
filed 1999-11-16
CIK 1017334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

      __
     |_X_|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

    As of September 30, 1999 there were outstanding 13,370,526 shares of the Registrant's Common Stock (par value $0.001 per share).

                                    FORM 10-Q

                                     INDEX


                                                               PAGE
          Cover Page                                               1

          Index                                                    2



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets -
          Sept 30, 1998, Sept 30, 1999 and December 31, 1998       3

          Condensed Consolidated Statements of Income -
          Three months ended Sept 30, 1998, Sept 30, 1999,
          Nine months ended Sept 30, 1998, Sept 30, 1999,
          and Cumulative since Incorporation May 2, 1996           4

          Condensed Consolidated Statements of Cash Flows -
          Nine months ended Sept 30, 1998, Sept 30, 1999
          and Cumulative since Incorporation May 2, 1996           5

          Consolidated Statement of Stockholders' Equity           6 - 7
          from Incorporation through Sept 30, 1999

          Notes to unaudited Condensed Consolidated                8 - 9
          Financial Statements



Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            10 - 17


Item 3    Quantitative and Qualitative Disclosures                 18
          about market risk




PART II.  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K                         19



Signatures                                                         20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED BALANCE SHEET SEPT 30, 1999 (Unaudited)

                                                       Sept 30 1998  Sept 30, 1999 December 31, 98
Current Assets
Cash & Cash Equivalents                                     754,394     1,341,899       554,450
Prepaid Expenses                                            162,646        83,621       120,766
Accounts Receivable                                         212,905       376,831       228,787
Other Receivables                                                 0             0       322,500
                                                          _________     _________     _________
Total Current Assets                                      1,129,945     1,802,351     1,226,503

Property & Equipment
Computers, Equipment & Motor Vehicles                       704,510       708,501       696,039
Less Accumulated Depreciation                               255,262       412,179       281,039
                                                          _________     _________     _________
Net Property & Equipment                                    449,248       296,322       415,000

Other Assets
Available For Sale                                          166,211     1,059,875     1,059,875
                                                          _________     _________     _________
                                         TOTAL ASSETS     1,745,404     3,158,548     2,701,378
                                                         ==========    ==========    ==========
Current Liabilities
Accounts Payable                                            217,299       174,648       184,972
Accruals & Deferred Income                                   45,752       132,041       167,809
Deferred Taxation on Investments                                  0       312,782       312,782
Current Portion Of Long Term Lease Obligations               12,844        24,987        12,844
                                                          _________     _________     _________
                            Total Current Liabilities       275,895       644,458       678,407

Creditors
Long Term Lease Obligations                                  16,548        21,378        13,893


Stockholders Equity
Common Stock $.001 par value
Authorised 20,000,000 shares
Issued Ordinary Share Capital                                 6,630         7,094         6,738
Paid In Capital                                           6,505,263     9,789,666     7,270,155
                                                          _________     _________     _________
                                                          6,511,893     9,796,760     7,276,893

Deficit Accumulated During
The Development Stage                                    (4,982,706)   (7,870,909)   (5,817,807)
Accumulated other Comprehensive income                      (76,226)      566,861       549,992
                                                          _________     _________     _________

Total Stockholders Equity                                 1,452,961     2,492,712     2,009,078
                                                          _________     _________     _________

Total Liabilities & Stockholders Equity                   1,745,404     3,158,548     2,701,378
                                                         ==========    ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)

                         Period 1-Jan-99 Through 30-Sept-99
            Cumulative Period 2-May-96(Date Of Inception) Through 30-Sept-99
                                      Three Months Ended Sept 30   Nine Months Ended Sept 30   Inception To
                                                1998          1999          1998          1999 Sept 30, 1999
Revenue                                      190,780       286,669       454,247       495,124     1,423,228
Total Revenue                                190,780       286,669       454,247       495,124     1,423,228

Cost Of Revenue                                7,736             0        29,664         2,373        42,454
Total Cost Of Revenue                          7,736             0        29,664         2,373        42,454
                                    _________    _________   _________   _________    _________
Gross Margin                                 183,043       286,669       424,583       492,751     1,380,774


Operating Expenses
Sales & Marketing Costs                      199,531       310,511       790,144       945,352     2,477,187
General & Administration                     242,221       170,605       641,621       506,447     2,371,873
Research & Development                       407,909       301,449     1,218,432       923,516     4,003,692
                                    _________    _________   _________   _________    _________
Total Operating Costs                       (849,661)     (782,564)   (2,650,197)   (2,375,315)   (8,852,752)

Other Income/(Expenses)
Taxes other than Income Taxes                  5,120        (2,783)         (800)       (4,262)      (15,905)
Currency Exchange Differences                 49,197       159,605        81,312       (36,288)        9,168
Provision for Doubtful Debts                       0             0             0             0      (164,699)
Interest Income/(Expense)                     10,879        (7,361)       74,831           684       224,881
Depreciation                                 (48,247)      (43,728)     (142,038)     (130,670)     (445,859)
Loss on Disposal of Motor Vehicles                 0             0             0             0        (6,516)
Total Other Income/(Expense)                  16,949       105,733        13,305      (170,536)     (398,930)
                                    _________    _________   _________   _________    _________
Loss Before Income Taxes                    (649,669)     (390,163)   (2,212,309)   (2,053,100)   (7,870,909)

Provision for Income Taxes                         0             0             0             0             0

Net Loss                                    (649,669)     (390,163)   (2,212,309)   (2,053,100)   (7,870,909)

Earnings Per Share Of Common Stock
Average Shares Of                          12,906,250    13,192,219    12,889,803    13,100,858
Common Stock Outstanding
Loss Per Share Of                              (0.05)        (0.03)        (0.17)        (0.16)
Common Stock


Condensed Consolidated Statement Of Comprehensive Losses


                                      Three Months Ended Sept 30   Nine Months Ended Sept 30   Inception To
                                           1998           1999          1998          1999     Sept 30, 1999

Net Loss                                    (649,669)     (390,163)   (2,212,309)   (2,053,100)   (7,870,909)

Foreign Currency                             (39,351)      (38,016)      (68,773)       16,868       (14,022)

Unrealised Gains on Securities                     0             0             0             0       580,882
                                    _________    _________   _________   _________    _________

Net Loss after Foreign                      (689,020)     (428,179)   (2,281,082)   (2,036,232)   (7,304,049)
CurrencyTranslation Adjustment.



The accompanying notes are an integral part of these condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

                         Period 1-Jan-99 Through 30-Sept-99
              Cumulative Period 2-May-96(Date Of Inception) Through 30 Sept-99

                                                       Nine Months    Nine Months   Cumulative
                                                       Sept 30, 1998  Set 30, 1999
Cash Flows From Operating Activities
Net Loss                                                 (2,212,309)   (2,053,100)   (7,870,909)
Adjustments To Reconcile Net Loss To Net Cash
Used For Operating Activities:
Depreciation                                                148,443       131,140       412,179
Decrease/(Increase) In Prepaid Expenses                    (135,779)       37,145       (83,621)
(Decrease)/Increase In Deferred Income & Accruals           (34,382)      (35,768)      132,041
Increase In Accounts Payable                                 83,391         9,304       221,013
(Increase)  In Accounts Receivable                         (160,843)     (148,044)     (376,831)
Decrease In Other Receivable                                      0       322,500             0
                                                          _________     _________     _________
                                                         (2,311,479)   (1,736,823)   (7,566,126)

Cash Flows From Investment Activities
Purchase/Disposal of Computers, Equipment & Vehicles       (109,455)      (12,462)     (708,501)

Cash Flows From Financing Activities
Proceeds From The Issuance Of Common Stock                        0     2,519,866     9,630,548

Effects Of Exchange Rate Changes On Cash                    (68,773)       16,868       (14,022)

Net (Decrease)/Increase In Cash & Cash Equivalents       (2,489,707)      787,449     1,341,899

Cash & Cash Equivalents At Beginning of Period            3,244,101       554,450             0
                                                          _________     _________     _________
Cash & Cash Equivalents At End of Period                    754,394     1,341,899     1,341,899


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Consolidated Statement of Stockholders' Equity
               Period from Inception Through 30-Sept-99 (Unaudited)

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


                Consolidated Statement of Stockholders' Equity (con't)
                 Period from Inception Through 30-Sept-99 (Unaudited)


                                                                                     Deficit
                                                                                   Accumulated        Other
                                                 Common       Stock       Paid-in    During      Comprehensive
                                                 Shares       Amount      Capital  Development       Income
                                                                $            $            $          $


Brought forward Balance as                   13,014,360        6,738    7,270,155   (5,817,807)     549,992
at 31- December -98

March 23 Issuance of Common Stock
at $7.50 Per Share.                              30,000           30      224,970            -            -
Issuance Expenses of Capital Stock                    -            -      (11,250)           -            -

March 31 Issuance of Common Stock                10,000           10       74,992            -            -
at $7.50 Per Share

April 6 Issuance of                                   -            -            -            -            -
Common Stock
at $7.50 Per Share                               11,000           11       82,489            -            -

April 12 Issuance of                                  -            -            -            -            -
Common Stock
at $7.50 Per Share                                7,000            7       52,493            -            -

May 19 Issuance of                               40,000           40      299,960            -            -
Common Stock
at $7.50 Per Share                                    -            -            -            -            -

June 6 Issuance of Common Stock
at $7.50 Per Share .                              4,200            4       31,496            -            -
 Issuance Expenses of Capital Stock                   -            -      (31,500)           -            -

July Issuance of Common Stock
at $7.50 Per Share.                              70,000           70      524,930            -            -
 Issuance Expenses of Capital Stock                   -            -      (23,125)           -            -

Aug Issuance of Common Stock
at $7.50 Per Share.                              14,000           14      104,986            -            -

Sept Issuance of Common Stock
at $7.50 Per Share.                             169,966          170    1,277,321            -            -
 Issuance Expenses of Capital Stock                   -            -      (88,250)           -            -

Net Loss For The Period
To 30-Sept-99                                         -            -            -   (2,053,100)           -

Translation Adjustment
 For The Period for Cash                              -            -            -            -        16,868
                                             ----------   ----------   ----------   ----------    ----------
                                             ----------   ----------   ----------   ----------    ----------
Balance at Sept 30, 1999                     13,370,526        7,094    9,789,666   (7,870,909)      566,861



The accompanying notes are an integral part of these condensed consolidated financial statements.

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

A.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Jyra Research Inc ("Jyra" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1998 included in the Company's Form 10K. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

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

During the 3rd quarter 1999, no shares were granted to Key Employees.



            The number of shares for which options may be granted cannot exceed 1,000,000 shares of the Company's common stock. The Plan shall terminate on the tenth anniversary of its original effective date, July 20, 1996, after which no awards may be granted.


At September 30, 1999 there were 939,000 shares under option plan for key employees.


At September 30, 1999 there were 61,000 shares available for future grants under the option plan for key employees.



Stock option plan for key executives

The Plan for key executives was adopted Sept 1, 1998. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted. The Plan allows for the grant of up to a total of 300,000 common shares.


During the 3rd quarter 1999, no shares were granted to Key executives.


At September 30, 1999, there were 255,000 shares under option plan for key employees.

At September 30, 1999 there were 45,000 shares available for future grants under the option plan for key employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of section 27A of the Securities and Exchange Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which reflect the Company's current judgement on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under BUSINESS RISKS on page 17 and in the Company's Annual Report on Form 10K for the year ended December 31, 1998 which is on file with the Securities and Exchange Commission.

Certain Statements contained in this Quarterly Report on Form 10-Q, and the Annual Report on Form 10-K referred to above, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the BUSINESS RISKS on Page 17 and the "Financial Risk Management, "Potential Volatility in Operating Results, "Investments and Alliances, "Competition", "Research and Development", "Manufacturing", "Patents, Intellectual Property, and Licensing", "Future Growth Subject to Risks" and "Other Risk Factors" sections contained within the Annual Report, which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

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


HISTORY OF THE DEVELOPMENT OF THE COMPANY'S SERVICE MANAGEMENT SOFTWARE

The Company's Service Management software is a distributed service management system designed to provide detailed, accurate views and reports of the service being delivered to end-users. It is intended that this focus on the end-user allows the software to be used to monitor both the stability of a network and to provide measurement of performance based Service Level Agreements from the perspective of an end-user of the service. Jyra's Service Management software comprises Service Level Monitors and Mid-Level Managers which can act as a single distributed system reporting on network response time, or network performance, as experienced by users at different locations. The initial version of Jyra's Service Management software was released early in 1997, and Version 2.0 of the software was launched in September 1997. After Version 2.0 of the software was launched the Company continued to communicate with customers and potential customers to ascertain how well the software was meeting their needs. Customer feedback showed the software needed to operate in a distributed manner, whereby semi-autonomous components could be spread across large networks to monitor network response times from multiple locations, reporting back to a central console as required. Management made the decision to redesign the service level and mid level manager to be components of a potentially large distributed system. Accordingly, the Company began redesigning Version 2.0 of the software to meet the requirements of distributed and scalable operations. The first significant distributed components of the software were available for release to a select group of initial strategic customer release during the second quarter of 1998. Field tests of these distributed components were conducted. Jyra's ability to monitor and prove actual application response times across large networks, facilitates a basis on which telecommunications companies can bill for improved service and also a means of justifying high value added data transport services.

In the past the Company has had the strategy of focusing sales on telecommunications companies. It was believed that these companies were most likely to benefit from the ability to provide new revenue generating services, based around the Company's software. Although this strategy has been beneficial (with several telecommunications companies moving into customer deployment), management believes that one particular part of this industry is most likely to benefit from the Companies products - the Application Hosting Market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


It is in the Application Hosting market that companies take ownership of a customer's IT services and deliver them on their behalf. The fact that customers rely on these services in order to run their business requires hosting companies to ensure and prove they are providing a service that meets the business requirement. This is especially the case when hosting companies take responsibility of the delivery of a customer's revenue generating services, such as e-commerce. It is in this market that the Company can add the most value, since the application hoster's capabilities are represented by the response times delivered by their hosted services. With services such as e-commerce, it is a widely understood that response times directly affect the revenue generated by the service and the need to monitor and manage response times becomes critical.

The accelerating growth of IP based secure e-commerce services is changing the requirements of the telecommunications companies as their customers are now demanding further capabilities to outsource their e-business and e-commerce systems. This expansion in demand has increased the scale of the opportunity which the telecommunications companies are now pursuing. A significant factor in this demand is that performance monitoring has entered the mainstream corporate conscience with the realisation that business performance is directly related to network and on-line response times. Jyra's opportunity within the service provider market consequently has new emphasis. A report by Zona
Research indicates that slow download times may be costing e-commerce merchants more than $4 billion in lost sales opportunities each year. Management attributes much of the increased awareness of Jyra's Service Management software to service providers realising that monitoring e-commerce performance is central to the range of services they will need to offer to compete in an increasingly deregulated environment.

The exploding importance of e-commerce, and its critical dependence on network performance, is driving the need for Service Management software. At the senior non-technical executive level it is now becoming recognised that network performance does affect business performance and has raised the opportunity for Jyra's software. Management saw this interest translate into orders resulting in revenue during the third quarter. The Company had planned to issue a new release of its Service Management software during the third quarter 1999. However, the Company uncovered several instances of unlicensed use of the Company's software during the quarter and the release was delayed to allow the incorporation of new licensing control procedures. The release is now scheduled for the end of November 1999 and will incorporate the secure monitoring protocols necessary for monitoring on-line banking and on-line trading systems. Management is confident that the mission critical nature of on-line performance for premium trading services will cause strong demand for its Service Management software.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


CISCO SYSTEMS
In October 1998 the company embarked on a joint marketing arrangement with Cisco Systems, which initially targeted European Service Providers (Telecommunication companies). Management believes this gives the Company the reach and credibility to succeed in becoming a standard among European Service Providers. Jyra and Cisco sales teams are positioning Jyra's Service Management software to telecommunications companies as a part of Cisco Service Management System, (CSM).

The Company continues to extend the areas of joint activity with Cisco Systems. Among the first of these was the Cisco Enabled Network Solutions (CENS) program. The CENS program is a key component of Cisco's channel partner enablement strategy, ensuring that end-users have access to the support required to deploy emerging technologies, and to address complex network deployments. Through the use of Jyra in the CENS professional services program, Cisco customers gain a valuable service and resource view of their IT networks. Jyra's Service Management software is used by Cisco Professional Services group and CENS participating partners, to offer specific network performance solutions to major customers providing exposure of the Jyra product to the Cisco customer base. This program has allowed the Company to extend the range of Cisco teams who can offer the company's Service Management software to customers. These now also include the Cisco Network Supported Accounts Group and the Cisco Critical Accounts Group.

The Cisco-Enabled Network Solutions CENS) partnership started to result in business during the third quarter. Management is confident that this trend will continue as Cisco are staring to deploy new technologies that are more dependent on the monitoring capabilities that the Company develops. An example of this is Cisco's heavy commitment to the Voice over IP market, where phone calls can be made over their Internet equipment. A pre-requisite for this to work is that a monitoring solution is in place to ensure that sufficient network bandwidth is available to support Voice over the Internet (IP network).


RESULTS OF OPERATIONS

Revenues for the third quarter ended September 30,1999 was $286,669 compared to $93,073 for the previous quarter ended June 30, 1999. This represents a 308% increase quarter-on-quarter and is largely due to wins in the key market of e-commerce. The Company achieved initial sales into the target sectors including on-line banking, securities trading, pharmaceuticals and mobile phone providers. Revenues for the nine months ended September 30, 1999 was $495,124 compared to $454,247 for the nine months ended September 30, 1998. Revenues for the third quarter ended September 30,1999 was $286,669 compared to $190,780 for the quarter ended September 30, 1998.

During the latter part of the third quarter ended September 30,1999, the Company started focussing, initially with PSInet, on delivering e-commerce monitoring services as a result of the growth in demand for monitoring e-commerce performance. This decision was reinforced in the light of the freeze in IT capital expenditure put in place by many companies in preparation for the millennium. It was anticipated that the freeze would have adverse affect on product sales. Management believes the fact that many companies are restricted

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


from implementing new IT related projects during the millennium period will be offset by the demand for organisations to deliver e-Commerce services. Companies restricted by the freeze in IT capital expenditure consider services offered by a third party to be unaffected by the freeze. The Company sees this growth in e-commerce driving the need for Application Hosters to deliver service commitments based around the Company's products. The Management sees this resulting in increasing service revenues.

The growth of Application Service Providers in Europe has been dramatic. PSINet, one of the largest and Europe's fastest growing ASPs, chose Jyra as the basis for its "paid-for" customer service monitoring. This joint initiative is anticipated to provide PSINet customers with new performance assured e-commerce services and opens up the rapidly growing e-commerce market for Jyra's performance monitoring solutions. PSI-Net raised $1.2 Billion to equip 12 major computer hosting centers across the globe, the largest of these facilities is in London.

Subsequent to quarter ended September 30, 1999 PSINet Inc launched Jyra In-Site, a performance monitoring solution from the Company. Jyra In-Site enables PSINet's customers to proactively manage the response times experienced by the exploding number of visitors to their web-site, thereby maximising their sales opportunity. Jyra charges PSInet a monthly fee per customer per Web page monitored.

Jyra In-Site is a first to market service from PSINet which allows their hosted customers to receive performance reports detailing the response times experienced by their online visitors. This level of information allows PSINet's customers to scale their ability to serve customers in-line with their market opportunity. The need to manage the speed with which users can access web services is becoming critical. This is especially the case in the burgeoning e-Commerce market, whereby the speed of conducting a transaction is likened to waiting in a queue or holding on a phone.


Sales and Marketing expenses for the quarter ended September 30, 1999 increased 55.6% to $310,511 compared to $199,531 for the quarter ended September 30, 1998. Sales and Marketing expenses for the nine months ended September 30, 1999 increased 19.6% to $945,352 compared to $790,144 for the nine months ended September 30, 1998.


General and administrative expenses for the quarter ended September 30, 1999 decreased 30% to $170,605 compared to $242,221 for the quarter September 30. 1998. General and administrative expenses for the nine months ended September 30, 1999 decreased 21.5% to $506,447 compared to $641,621 for the nine months ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


Research and Development expenses decreased by 35% to $301,449 for the quarter ended September 30, 1999 compared to $407,909 for the three months period ended September 30, 1998. Research and Development expenses for the nine months ended September 30, 1999 decreased 24.2% to $923,516 compared to $1,218,432 for the nine months ended September 30, 1998. This decrease in spending was due to the replacement throughout 1998 of sub-contractors by permanent staff. The Company continued to work on its existing development program, and is actively recruiting additional development staff.


Interest expense was $7,361 in the quarter ended September 30, 1999. The interest was incurred on lease purchase of Vehicles and Equipment.


Earnings(Loss) per share for the quarter ended September 30, 1999 was ($0.03). The number of weighted average common shares outstanding was 13,192,219.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was ($1,736,823) for the nine months ended September 30, 1999. The primary expenditure of this cash was to fund the operating expenses offset against initial revenue adjusted for depreciation, offset by Prepaid Expenses, Accounts Payable and Accounts receivable.

Net cash used in investing activities was $12,462 for the nine months ended September 30, 1999. These funds were principally invested in additions to property and equipment.

As of September 30, 1999, the Company's principal sources of liquidity included cash, cash equivalents, totalling $1,341,899. The Company currently has no outstanding bank borrowings and has no established lines of credit.
The Company continues to meet its working capital requirements through its product sales revenue and financing transactions involving the private placement of equity securities. During the quarter ended September 30, 1999 the Company sold 253,966 common shares at $7.50 per share to financial institutions and accredited investors for total proceeds of $1,904,745.Management believes that it will have sufficient working capital to fund current levels of operations through the next 12 months, assuming the Company receives at least $2 million from product sales and financing transactions involving the private placement of equity securities. There can be no assurance the Company will be able to raise the necessary funds. The Company establishes its expenditure level based upon its expectations as future revenues and if revenue levels were below expectations this could cause expenses to be disproportionately high. Therefore, a decrease in near term demand or insufficient level of equity funding would adversely affect the Company's results or operations in 1999/2000.

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

During the quarter ended June 30, 1999 the Company had an option from a shareholder of Path1 to acquire 225,640 common shares of Path1 at a price of $4.00. During the quarter ended September 30, 1999 the company assigned the total option at nil value to a number of non-affiliated parties, prior to the expiry of the option on July 31, 1999.

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

PART II.                       OTHER INFORMATION





ITEM 6. Form 8-K


       The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

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

                                                  November 15,1999





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

                                                  November 15,1999