Form 10-K
period 1999-12-31
JYRA RESEARCH INC
filed 2000-03-29
CIK 1017334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

         __
       |_X_|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1999


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


HAMILTON HOUSE, 111 MARLOWES, HEMEL HEMPSTEAD, HERTFORDSHIRE  HP1 1BB  England
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The approximate aggregate market value of the voting stock held by non-affiliates of the registrant on 27 March 2000, was $70,097,546 based on the closing sales price of the Company's Common Stock as reported on The OTC Bulletin Board National Market. As of 27 March 2000, the registrant had outstanding 13,372,486 shares of Common Stock, par value $0.001, of which the Company believes 8,972,486 are owned by persons other than the Company's executive officers and members of the Board of Directors and the beneficial owners of 5% or more of the voting stock of the Company.

                               JYRA RESEARCH INC.

                             1999 FORM 10-K REPORT

                               TABLE OF CONTENTS

PART I
  ITEM 1.     Business                                                  2

  ITEM 2.     Properties                                               19

  ITEM 3.     Legal proceedings                                        19

  ITEM 4.     Submission of matters to a vote of security holders      19


PART II
  ITEM 5.     Market for the registrant's common equity and related    20
              Stockholder matters

  ITEM 6.     Selected financial data                                  22

  ITEM 7.     Management's discussion and analysis of financial        23
              condition and results of operations

  ITEM 7A     Quantitative and Qualitative disclosure about            45
              market risk

  ITEM 8.     Financial statements and supplementary data              46

  ITEM 9.     Changes in and disagreements with accountants on         64
              accounting and financial disclosures


PART III
  ITEM 10.    Directors and executive officers of the registrant       65

  ITEM 11.    Executive compensation                                   67

  ITEM 12.    Security ownership of certain beneficial owners          70
              and management

  ITEM 13.    Certain relationships and related transactions           70


PART IV
  ITEM 14.    Exhibits, financial statement schedules and reports      73
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


                                     PART 1


ITEM 1. BUSINESS

Certain Statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes", "estimates", "expects", and words of similar import, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the Business Risk section on page 30., which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.


GENERAL

Jyra Research Inc. ("Jyra" or the "Company") was incorporated on May 2, 1996 under the laws of Delaware. We are in the business of designing, developing, and marketing performance management solutions to:

      - provide a business oriented users view of network and internet performance for delivering networked applications, especially e-commerce

      - maximize network productivity, and

      - solve network and internet problems caused by the constant increase in traffic, combined with the growing complexity of networks and internet.

We believe these network and internet problems result in lost revenues, escalating costs and major systems failures across the corporate spectrum. We believe that current network management systems do not have the capability to effectively deal with these problems.

OUR INDUSTRY

Networking and e-commerce is a multi-billion dollar global market where growth is spurred by the belief that the Internet and mobile working are changing the way all people work, live, play and learn. There has been a key shift in the role of the Internet and in how the Internet is perceived. What was once a complex tool used by an elite group of technical individuals is now a technology driving economic change globally by creating new jobs and market opportunities. We believe Enterprises have shifted from treating investment in IT as a necessary evil to viewing e-commerce as a strategic tool for increasing revenue and gaining market share. We believe that this trend to continuous Internet availability and the response to this trend by the major telecommunications operators is the largest factor which will drive future sales of our distributed application performance management products.


OUR PRODUCTS AND SERVICES

The traditional element management approach has been superseded by the need to view IT performance from a business perspective rather than from the technical perspective. Jyra achieves this business goal by measuring the performance of systems as an end user would experience them.

We have developed a Service Management Architecture (SMA) that provides a verifiable measurement of the end-to-end performance of IT services. This allows customers to monitor the speed at which users can interact with IT systems; and identify when and why the interaction has slowed down, thereby ensuring the consistent flow of business transactions. Jyra's SMA allows customers to monitor the speed with which systems can meet customer demand (such as the length of time it takes to make an on-line purchase, bank query,. ticket reservation, etc), which is generally represented by the response time of the service.

The response time of e-Commerce services is now likened to keeping people hanging on the phone - the longer you keep them waiting, the less likely they are to spend money with you. This is especially the case on the web, where your competition is only a mouse click away. Our technology allows customers to effectively manage e-commerce solutions, to implement tangible service level agreements (SLAs) and to measure their return on IT investment against the performance levels achieved. We provide a flexible and proactive approach to monitoring the speed with which business is transacted electronically.

Our packaged software solutions allow customers to quickly and easily set up monitoring of their mission critical on-line services. These customers are broadly categorised into the following three sections:


            CORPORATES - companies that have a mission critical dependence on their own, internal IT systems or infrastructure.


            dot.COM COMPANIES - companies who derive a majority of their revenue through the internet


            SERVICE PROVIDERS - telecommunications and hosting companies who provide connectivity and advanced services such as mobile wireless voice/data services, managed network services, network outsourcing, application and web hosting.


As a result, we sell our solutions in various ways - from simply selling or renting software through to providing fully managed solutions for customers. These solutions are broadly categorized into the following three sections:


            JYRATIME - this allows our certified JyraTime Partners to rent a complete suite of monitoring software to achieve a specific project goal for individual customers.


            JYRA IN-SITE - This is a service provider hosted on-line web monitoring service that provides companies with a detailed business orientated view of e-commerce performance and revenue opportunities.


            JYRA PERFORMANCE PRODUCTS - allow organisations to quickly and easily deploy global performance monitoring agents cost effectively within their own corporate networks.


The Jyra SMA is a distributed application performance management architecture capable of providing detailed, accurate overviews of global IT services being delivered to the end-user. It is this focus on the end-user that allows the SMA to be used as a tool to make continuous improvements in the performance of your systems and the ability to provide justification of Service Level Agreements to your important customers, be they internal or external. By persistently monitoring the services that are being provided the SMA can identify weak spots in the configuration, brought on by hardware failure, congestion, or other causes.

Key features of SMA include:

      All web-based configuration and reporting - manage from anywhere

      Remote summarisation and thresholding to reduce network traffic

      Reliable alerting to upstream management stations

      Automated update of remote agents based on configuration to reduce System management workload

      Multiple timezone support.  Global scheduling and synchronised reporting

      Easy integration into HP and Cisco management solutions


Examples of the core Jyra functionality are:

      Time taken for a WEB page to be completely down loaded and available for viewing. This includes links into back-end systems and hyper linked objects. Special features have been included for secure web sites.

      Ability of SQL databases to respond to a query

      DNS lookup times

      Response times of file servers

      Application performance

      Network latency with the ability to show individual router hops and the delay each hop induces

      Alerting to Enterprise Management systems if a monitored service breaches a set SLA, as it occurs.

      SNMP device and interface availability



PRODUCT LICENSING/PRICING

We issue both perpetual and time limited licenses for our solutions based on customer needs. Product licenses are priced both by the number of remote software agents and by the amount/type of work these agents are licensed to perform.

This flexible approach to licensing allows us to scale the pricing in line
with the business benefit our customers derive from our solutions.   This
effective pricing model allows us to gain entry level orders starting at $15,000 and allows the license to scale up to $150,000 and beyond for particular customised and tailored hosted service provider solution.

JYRA  HEWLETT-PACKARD "HP" OPENVIEW PLUG-IN - HPOV PLUG-IN

The Jyra HPOV plug-in allows a network systems manager to have a service view of the network along side the traditional SNMP polled view, all in a familiar format. This allows a view of critical network user response time information, alongside status covering network device (hardware) activity. Response monitor tasks are categorised into two areas, those based on application performance (External commands, HTTP(S), DNS and SQL) and those based on network response information (Ping, Proxy Ping, SNMP and Traceroute). As with the main HPOV window, each Jyra icon is colour coded with respect to the status. In the Jyra SMA view the colour reflects the performance for the services being monitored against customer defined thresholds. E.g. if a DNS response time falls outside the marginal threshold, then the DNS application icon would be flagged as yellow. This quickly notifies the system manager that a service is performing outside its defined limits and allows for immediate diagnostic steps to be taken. What is more, because the Jyra SMA world is dividend into application and network views, determining whether the fault is application, network or server related becomes a straightforward task.


JYRA SMA TECHNOLOGY BACKGROUND

Our product is developed in the JavaTM language providing an innovative, platform-independent management solution for the users of today's increasingly powerful and flexible computer environments. The key to the success of the product is it's ability to run in a truly distributed hierarchical configuration. Any system that measures performance from multiple sources will create considerable network traffic if it needs to send the results back to a central server. The SMA keeps all data distributed at each agent location and only sends a summarised result up to its parent agent, thereby minimising the impact on the network and removing the requirement to have a large central server. An additional benefit of this distributed approach is the technology's ability to scale to a customer's network. Managing the management tool is also an important consideration. Once deployed, SMA can be configured from any location via a WEB browser. The top level agent is given the configuration which in turn automatically distributes relevant tasks to underlying agents.

The distributed directory within Jyra SMA enables rapid creation of business-oriented reports and minimises the cost of reconfiguring reporting in response to network and business change. Summarised results are produced as HTML reports and are again kept distributed at each agent location. The report will only transit the network when a conscious decision is made to view it. SLA monitoring is also handled at each agent with performance breaches being securely notified up through the architecture. The higher level agent is then tasked with delivery of the SLA breach notification to an Enterprise Management System.

CUSTOMERS AND MARKETS

We believe that our market is best described as the end-to-end application performance management market. Greatest opportunity exists for our product in those markets which use applications to carry revenue bearing, mission critical services. It is in these markets that board level recognition exists that the performance of applications has a direct impact upon revenue and productivity. As such, the need for monitoring the performance of such applications is seen as very important to the business.

The market in which we operate has been described by Bear Stearns as the "Business Oriented Network Management" "BONM" market. A preliminary forecast by IDC (International Data Corporation) suggested that this BONM market would grow at 70% per year to $3.1B world-wide by the year 2001, whilst the growth rate of traditional network management tools was forecast to decrease.

The market for performance management tools and systems is subject to changing competitive forces and technological advances in products. Therefore, it is difficult for us to predict market requirements and to estimate the size of our market.

We believe that the market for end-user oriented service management solutions is growing rapidly and that the opportunity exists for new products to find acceptance in the marketplace. There are three key markets that our software addresses. These are;


Application Service Providers

Application Service Providers own and operate shared networks and computer facilities. They sell the use of these facilities to their customers and provide a network connection between the customers and the remote computer facility. Management has also been encouraged by the trend for both ISPs and traditional computer vendors to enter the ASP (application service provider) market. ASPs host customer's computers, including their web sites, within specially designed hosting centres. They lease to their customers reliable Web servers that host web sites. This removes the need for customers to worry about security, additional staffing, or making significant capital investment. The growing complexity and growing importance of e-commerce is driving more and more organisations to outsource their web sites to ASPs.


PSINet - An example of Application Service Provider

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

PSINet is one of the world's largest and most experienced providers of IP-based communications and ASP services for business. PSINet delivers this full line of services to small and medium-sized businesses as well as a quarter of the Fortune 500. PSI customers also include government agencies, educational institutions, and information services companies.

Jyra In-Site is a service from PSINet which allows their hosted customers to receive performance reports detailing the response times experienced by their online visitors. This level of information allows PSINet's customers to scale their ability to serve customers in-line with their market opportunity. The need to manage the speed with which users can access web services is becoming critical. This is especially the case in the burgeoning e-Commerce market, whereby the speed of conducting a transaction is likened to waiting in a queue or holding on a phone.

The PSINet Jyra In-site service is now successfully generating a growing revenue stream. The growing success has encouraged both companies to plan a broader range of Jyra based services such as web site stress testing and web health check. Early stage agreement has been reached to bundle Jyra's performance services with other PSINet on-line services. During the latter part of the current first Quarter 2000, Jyra has seen significant revenue growth from the PSINet Jyra In-site service. This resulted from an initial period of extensive sales training and production of sales and marketing materials for the Jyra In-site service.


NETWORK SERVICE PROVIDERS

Network service providers view our products as both a unique diagnostic tool for resolving issues in complex service offerings and as a competitive tool for gaining and retaining market share by differentiating their service offerings to premium customers. We are targeting other major ASPs and ISPs and expect a wide audience for our monitoring software within the ASP community. We also target existing and new network operators offering other value-added services in addition to IP and wireless networking.


Dot.COM CUSTOMERS

Dot.com customers are those organisations attempting to sell products and services over the internet - sometimes known as e-Tailers, the latest breed of retailer. The speed and performance of an e-commerce site is acknowledged as the fundamental means of ensuring that site visits convert through to on-line purchases. Indeed, we believe that unless a web site responds in under eight seconds, the customer will move away, potentially onto a competitors site. e-Commerce customers would typically deploy our product across their network in order to monitor the speed and performance of e-Commerce services, as perceived by those who use the service. One example of this is a International investment bank who is attempting to deliver on-line business to business equity trading services. In this sort of environment, the speed that their service can process a transaction is key to a competitive edge. This bank has purchased our products to deploy into various offices around the world, and will monitoring their on-line trading service so as to ensure a fast, consistent and successful business.

ENTERPRISE

Enterprise customers tend to be those that place a high value either on information services or on indicators of delivered quality. Examples of an enterprise customers are banks, pharmaceutical companies and government bodies. Enterprise customers generally are large organisations with complex networking needs, usually spanning multiple locations and types of computer systems. Enterprises are major consumers of network management technology because networks are crucial to the success of these organisations. Although networks are important strategic assets for these companies, they also present major risks and constitute major expenses.

Enterprises would typically deploy the Company's product for one of two reasons: to monitor the performance of some business-critical application, such as an order processing system; or to evaluate the performance of an external service provider in the form of a Service Level Agreement.
Our strategy is to target Enterprises through system integration companies as a delivery channel. Our sales force promotes our products within the Enterprise customer and steers the customer towards either a systems integrator or a telecommunications partner, such as Siemens or Logica. However, there can be no assurance that we will be able to successfully market our products to enterprise companies or that the system integration companies would distribute our products to their customers.


SALES OVERVIEW

We plan to rapidly increase the sales force to meet the current demand. We currently operate on two continents: in the USA, with a sales office on each coast, and in Europe, where the sales operation is based in the United Kingdom. We continue to market our products within the United States and Europe.

We are actively seeking additional sales staff within our existing markets. Our sales are currently being made through multiple channels including systems integrators and resellers. These resellers provide system installation, technical support, and follow-up services to end-customers. Generally, our resellers have nonexclusive agreements within a territory. Resellers do not receive sales commissions, but are entitled to purchase at a discount (relative to suggested end-user prices) for the products, which they resell. The company continues to seek and to attract additional service partners, primarily in the telecommunications industry. These permit Jyra to participate in larger deals as part of an overall service management solution.


INTERNATIONAL OPERATIONS

We have operated internationally from the first launch of our service monitoring product. We generally offer 30 day net terms in the United States and Europe. We operate a single global pricing strategy, where product is priced in United States dollars. Additionally, we will accept international orders in United Kingdom pounds sterling, and may accept orders in euros. We are subject to additional risk as a result of international operations, and this is covered more fully in "Business Risks" on page 30.

Strategic Alliances

During 1998, we identified Cisco Systems as an ideal company with which to work. Cisco has a strong and growing presence in the telecommunications space, and the most effective sales force in the industry. We assigned specific executives to work exclusively on achieving an arrangement with Cisco Systems, and by October 1998 were successful in reaching a joint marketing arrangement with Cisco Systems. On October 29, 1998, Jyra and Cisco announced a joint marketing campaign to target European service providers.
The effect of this was that both Jyra and Cisco sales teams would position Jyra's product to telecommunications companies as a part of Cisco Service Management System, (CSM). The Cisco Service Management (CSM) system delivers a modular suite of service management solutions integrated within a scalable, reliable, and high-performance infrastructure. CSM enables service providers to effectively plan, provision, operate and bill for a wide range of value added services, while increasing revenue and reducing cost. We believed that the joint marketing arrangement with Cisco provided the Company with the reach and credibility to succeed in becoming a standard tool among telecommunications companies. We view our relationship with Cisco as an important element of our sales strategy to service providers.

We are also a member of the Cisco Network Management Partner Program. The Cisco Network Management Partner Program is designed for network management application developers to encourage the development and deployment of network management solutions that support Cisco-based networks and to publicise these solutions to Cisco Systems customers and Cisco sales channels. To be eligible for this program, developers must either be currently developing or marketing a commercially available network management solution that uses data coming to, through, or from a Cisco device. Only applications that are shipping will be included in the comarketing components of the program. Alpha- and beta-level applications are eligible for the developer support components of the program.

Jyra software also has a certified Cisco Management Connection. Cisco Management Connection, a feature of Resource Manager Essentials, delivers a toolkit and an ongoing program for the integration of network management applications using Internet-based standards and technologies. The toolkit allows users to link Web-based management applications to Essentials, and enables application developers to make their Web-based applications easily linkable through a certified registration mechanism. The toolkit has been used by Cisco and over 20 network management vendors, including Computer Associates, Hewlett-Packard, Sun Microsystems and Tivoli Systems to create certified Cisco Management Connections for their applications.

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

The Cisco-Enabled Network Solutions CENS) partnership started to result in business during the third quarter of 1999, and has led directly to new service provider opportunities. We are confident that this trend will continue as Cisco are starting to deploy new technologies that are more dependent on the monitoring capabilities that the Company develops. An example of this is Cisco's heavy commitment to the Voice over IP market, where phone calls can be made over their Internet equipment. We believe a pre-requisite for this to work is that a monitoring solution is in place to ensure that sufficient network bandwidth is available to support Voice over the Internet (IP network).


MARKETING

Our limited marketing efforts focus on our products and services to meet the customer's changing needs for service performance and fault management. We are planning an aggressive marketing campaign for 2000 as a result of the increase of interest in our products. Some of the programs in which we plan include participation in industry trade shows, advertising in the trade press, conducting seminars and electronic marketing through the Internet. We plan to focus our marketing resources on tactical events with our partners and to launch an aggressive European and US marketing campaign during 2000.

SUPPORT SERVICES

We support our products domestically on a direct basis and internationally through a combination of direct support and with the assistance of systems integrators. We currently offer a range of services, including product support, education and network consulting, although management expects that our systems integrators will be the primary providers of services associated with our product range. The Company's products are typically sold with a support agreement of up to one year included in the sales order. We also offer support services for our products beyond this initial period, for a fixed fee, through our support program. Customers whose products are covered under support agreements receive software updates, phone-in technical support, and various electronic support options.


COMPETITION

The market for Internet performance measurement and diagnostic services is new and rapidly evolving. The global nature of the Internet makes it easier for existing and new competitors to become visible to our customers and prospects. We expect competition in this market to intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services that they offer. Our primary business is the supply of enterprise-scale solutions to corporates and to network operators. Our primary competitors are the Netcare division of Lucent (previously known as INS InSoft), and Hewlett-Packard. Other competitors include Computer Associates, BMC, Compuware, Concord, and Micromuse. The company also may experience competition from niche suppliers such as Freshwater, Nextpoint, Ganymede, Inverse Network Technology. Mercury Interactive, and Segue Software.


Some of our competitors have, and our future competitors may have:

      longer operating histories;

      larger customer bases;

      greater brand recognition in similar businesses; and

      significantly greater financial, marketing, technical and other resources.


In addition, some of our competitors may be able to:

      devote greater resources to marketing and promotional campaigns;

      adopt more aggressive pricing policies; and

      devote more resources to technology and systems development.

For our service provider hosted on-line web monitoring service business, we compete against a wide range of consultancy and service offerings, including WebCriteria, MIDS MatrixIQ Service and free services such as the Web Site Garage unit of Netscape, NetMechanic and Internet Weather Report. While the services may not be as comprehensive or complete as ours, and they may have less flexibility in reporting than we do, customers could still choose to use these services.

We also suffer indirect competition from increased competition and investment in network capacity. Customers may choose to spend more on additional capacity rather than better management of the existing capacity.

We suffer indirect competition from suppliers that offer to control or shape the network traffic on all or part of the network. Customers may choose to believe that expenditure solely on control rather than independent measurement is an adequate solution.

Increased competition may result in price reductions, increased costs of providing our services and loss of market share, any of which could seriously harm our business. We may not be able to compete successfully against our current and future competitors.


RESEARCH AND DEVELOPMENT

We are engaged in research and development efforts to develop customer solutions for each of our main markets. We focus our product development activities on products that are responsive to customer requirements and that provide end- to-end performance management solutions. Our research and development investments are currently made internally and in addition, the Company makes minority equity investments in early stage technology development entities to develop complementary products. Our R&D focus is on two major activities: increasing our capabilities within wireless networks and and e-Commerce. There can be no assurance that we will be able to successfully develop new products to address new customer requirements and technological changes, or that such products will achieve market acceptance. All of our expenditures for research and development costs have been expensed as incurred.


MANUFACTURING

We do not currently manufacture any hardware products. Our software products are currently supplied on compact disc (CD) but are capable of being distributed electronically via the Internet. We have no immediate plans to package our products into a hardware platform, but the Company may choose to do so if market opportunity dictates. Our processes and procedures are not ISO 9001 certified, and there can be no guarantee that absence of ISO9001 certification will not affect future sales of our products.

EMPLOYEES

We had 22 employees as of March 27, 2000: 11 in Research & Development, 7 in Sales & Marketing, 2 in General Management and 2 in Finance and Administration. None of the employees are represented by a labour union, and we consider our relations with our employees to be positive. We have experienced no work stoppages. Competition for personnel in our industry is intense. We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel. In 1998, we experienced difficulty in recruiting technical staff within the United Kingdom and sales staff within the United States. Although recruitment of technical staff in 1999 has been easier, there is no assurance staff recruitment will not continue as a major issue. Failure to recruit appropriately qualified staff may have a material impact on our sales, research and development and consequently our financial performance.


PROPRIETARY RIGHTS AND LICENSES

At the present time, we do not own any patents relating to any of our products. We rely on copyright, trademark and trade secret laws to establish our proprietary rights in our products. The company seeks to protect its brand and services through trademarking. Because the Local area network "LAN" and Wide Area Network "WAN" industry is characterised by rapid technological change, we will be relying upon our innovative management, technical expertise, and marketing skills to develop, enhance and market our products.


HISTORY OF THE COMPANY'S DEVELOPMENT

We were incorporated on May 2, 1996, under the laws of Delaware, with the objective of designing, developing, and marketing computer network management systems to:

      (i)   maximise network productivity,

      (ii)  minimise network downtime, and

      (iii) solve network problems caused by the constant increase in network traffic, combined with the growing complexity of networks.

These network problems result in escalating costs and major systems failures across the corporate spectrum. Management believed and remain of the opinion that network management systems do not have the capability to effectively deal with these problems.

Background - History

Over the past ten years corporations have moved rapidly from using mainframe computers with numerous access terminals to individual personal computers ("PCs"), interconnected by networks. This has resulted in the network traffic increasing to the point where it outstrips the capacity of the existing networks. A corporate network may connect thousands of individual PCs together. The network, rather than a mainframe computer, now connects all the parts of the organisation together. This resulting increase in network use can result in increased costs to a company including (i) uncontrolled and unknown network traffic, (ii) unnecessary telephone costs, and (iii) poor usage accounting. Management believes there a number of problems with the management of networks today. One major problem with existing network management systems is their inability to determine the reason why the link between two PCs is busy, or which type of traffic is causing the congestion (i.e., processing, spreadsheets, dealer feeds, games, etc.). Management believes that another major problem with existing network management systems is their inability to efficiently and cost-effectively do anything other than real-time sampling. Real time sampling will only describe the current state of the system, which immediately after a failure is "down". We believe that a real-time view is not effective for long-term solving or diagnosis

We believe that existing network management devices are expensive, while being limited to carrying out a single function. Existing networks probe devices or network analyzers require other devices for these products to work most effectively. Accordingly, the cost of deploying these network probes and related devices can be quite expensive.


PLANNED INITIAL PRODUCTS
Initially, during 1997 we planned to design a range of portable software tools and centralised systems that would combine advanced protocol decode and expert analysis capabilities. These tools were planned to facilitate identification, diagnosis and resolution of network problems. The Company's planned initial products had diagnostic and service level monitoring components and are listed below:


PRODUCT APPLICATION

1. Mid-Level Manager Service Level Monitoring
2. Diagnosis Pack Diagnostic
3. Analysis Pack Diagnostic
4. Probe Diagnostic
5. Service Level Manager

Service Level Monitoring

As the Company began detailed design work for each of the products listed above, we shared our plans with a number of its major potential customers, in order to obtain their input at an early stage. We learned from this input and from our own research that customer demand was much stronger for service level monitoring products than it was for diagnostic products. In particular, we believed that the demand for products that monitored network performances in support of commercial service level agreements would be much greater than purely diagnostic devices. Accordingly, we emphasised development of the Mid-Level Manager and Service Level Manager and launched an initial version of the Mid-Level Manager during the second quarter of 1997. The Mid-Level Manager was designed to provide an interface between the raw statistics gathered at a probe and the presentation layer software used to display this data. The Mid-Level Manager supports (i) RMON data capture interface, allowing data capture from existing RMON probes, and (ii) SNMP data capture interface allowing data capture from existing SNMP devices. At the that time the Company is not expending any material resources on the development of the Diagnosis Pack, Analysis Pack or Probe. Version 1.0 of the Mid-Level Manager was purchased, in small quantities, by, among others, MCI, Glaxo and British Telecom. The Service Level Manager initially focused on measuring and reporting on response time as experienced by network users. Throughout 1997 we continued to work closely with major potential customers, particularly telecommunications companies, to learn more about their needs, with a view towards incorporating their requirements in the Company's products. This process resulted in the Company arriving at the concept of a Services Management Architecture ("SMA").


SERVICE MANAGEMENT ARCHITECTURE

The Service Management Architecture ("SMA") is a distributed network management architecture designed to provide detailed, accurate overviews of the network service being delivered to the actual end-user. It is intended that this focus on the end-user allows the SMA to be used as a tool to ensure both the integrity of a network and the ability to provide justification of Service Level Agreements to important customers.
SMA is an architecture in which multiple Service Level Managers and Mid-
Level Managers act as a single distributed system reporting on network response time, or network performance, as experienced by users at different locations. The initial version of the SMA was released in the third quarter of 1997, and Version 2.0 of the SMA was launched in September 1997. After Version 2.0 of the SMA was launched the Company continued to communicate with customers and potential customers to ascertain how well the product was meeting their needs. Based upon feedback and the constantly evolving market place and needs of customers and potential customers, we determined that the greatest potential for revenue growth was in monitoring large networks. This meant that the SMA needed to operate in a distributed manner whereby semi-autonomous components of the software could be spread across a large network to monitor network response times from multiple locations, reporting back to a central console as required, and so scaling to manage up to carrier class networks. We made the decision to redesign the service level and mid level manager to be components of a potentially large distributed system.

Accordingly, we began redesigning Version 2.0 of the SMA to meet the requirements of distributed and scalable operations. The first significant distributed components of SMA were planned to be available for customer release at end of May 1998. Field tests of these distributed components were conducted with select group of initial strategic customers during April 1998. In preparation for this release our primary focus, during the quarter ended March 31, 1998, was to encourage telecommunications companies to begin pilot testing of our product with a view to developing new customer service offerings around our service level reporting tools.

Our ability to monitor and prove actual application response times across large networks, facilitates a basis on which telecommunications companies can bill for improved service and also a means of justifying high value added data transport services. We had trials underway at British Telecom and in January 1998, our Mid-Level Manager and Service Level Manager were chosen by MCI to serve as a component in MCI's new Advanced Trouble Analysis Center (ATAC) service. However we received no revenues for the service sold by MCI to their customers, but charges MCI for software licenses used in deployed in support of the service. The Jyra element of the ATAC service was at an early stage, the MCI business was then subject to reorganisation as a result of its merger with WorldCom.

In addition to being selected by MCI, our monitoring tools were installed and were being evaluated by among others two of continental Europe's telecommunications companies and also in several major European banking customers of a significant systems integrator in Europe. We refined our market view to reflect that while interest for our service monitoring tools comes from many sectors, including hotel and leisure, banking, pharmaceutical, transport amongst others; by far the most important sectors are the international telecommunications companies, service providers and system integrators, which each believe that they must be able to deliver a measured quality of service to their customer base in order to remain competitive.

Our product development continued during the first quarter 1998, to focus on addressing inherent scaling requirements of the telecommunication sector. With specific guidance from MCI, we began designing into our service monitoring tools an automated means of collecting response time between multiple groups of any two Cisco routers in the Internet. We were then able to announce this feature in June 1998.


Service Management Architecture

We had a number of telecommunications companies at the initial stages of the sales process and had progressed with one in Switzerland and one in Denmark, to initial customer deployment. Our strategy in focusing on telecommunication companies had provided us with a number of significant partners with whom we hoped that the Company could scale its revenues as they deploy product across their own customer base. In order to partner with these kinds of companies we took the decision at the beginning of 1998 to develop and engineer its Version 2 product to meet the telephone company requirements of distributed monitoring and scalability.

In the second half of 1998, we improved product performance and reliability, and added features specifically to meet the needs of the telecommunications industry. We felt confident that we had a product set that could be delivered through a scaleable business model involving telecommunications companies, and high end value added resellers such as Siemens Nixdorf Informationssysteme AG, Switzerland. The Company's ability to attract significant telecommunications partners and established companies such as Siemens is encouraging and management believes provides a strong basis for future sales growth.


MINORITY INVESTMENT - Share exchange with Path 1 Network Technologies Inc.

The Company has entered into an agreement dated March 16, 1998 (the "Agreement") with Path 1 Network Technologies Inc. ("Path 1"). Path 1 was incorporated on January 30, 1998 under the laws of Delaware.

Path 1 is developing technology to enable existing and new computer, telephone and video broadcast (including cable TV) networks and systems to each transmit all three types of information over one line at the same time with excellent quality of service, and provide expanded capabilities. Path 1's technology will act as a "traffic cop," prioritising packet flow, eliminating traffic congestion and packet collision of digital information.

The Agreement allowed for Jyra to make a strategic investment in Path 1 and for Path 1 to make a strategic investment in Jyra by Path 1 exchanging its Preferred Stock for common stock of Jyra. The agreement became effective on April 21, 1998. The Board of Directors of Path 1 approved the creation of a class of Preferred Stock to be issued upon the completion of the Path 1 initial Offering (April 1998 at $0.60 per common share) in order to fulfil its obligations under the agreement for the purpose of Path 1 making a strategic investment in Jyra, and for Jyra making a strategic investment in Path 1. The Preferred Stock issued to Jyra is non-assignable for 2 years, non-voting and does not bear interest. The Preferred Stock could be converted at Jyra's option, into 277,018 Shares. The Preferred Stock also provided that Path 1 shall neither issue any debt securities for a period of two (2) years from the completion of the Offering, nor issue any warrants in connection with an equity financing, without Jyra's consent, which would not be unreasonably withheld. We converted our 10 preference shares into common shares and received a certificate for 277,018 common shares during December 1999.

During the 1999 we received an option from a shareholder of Path 1, Franklin Felber, to acquire 255,640 common shares of Path 1 at a price of $4.00. Prior to the expiry date , July 31, 1999, the company assigned the total option at nil value to a number of non-affiliated parties. See Item 3 - Legal proceedings

ITEM 2.  PROPERTIES

  Our executive offices are located at Hamilton House, 111 Marlowes, Hemel Hempstead, Hertfordshire HP1 1BB England, consist of approximately 2,700 square feet, and is where it conducts research and development, at an annual rental of 40,000 pounds sterling. The lease expires in August 2004. In addition, we are leasing an office in San Jose, California, and Boston Massachusetts on a month-to-month basis, at a rental of $1,800 per month.


ITEM 3.  LEGAL PROCEEDINGS

On September 20, 1999, PATH 1 NETWORK TECHNOLOGY filed a complaint against several of its present and former officers in the San Diego County (Calif.) Superior Court. The complaint is against (i) Michael Berns, who at various times has held the positions of Chairman of the Board of Path 1, Executive Chairman and Chief Executive Officer of Path 1, (ii) Franklin Felber, former Treasurer and a former director of Path 1, (iii) James Berns, a current director and former Secretary of Path 1, (iv) Rona Berns, wife of Michael Berns and holder of record of 1,148,720 shares of common stock of Path 1, and
(v) the law firm of Berns & Berns, former general counsel to Path 1 and Jyra. The Path 1 complaint is for breach of oral contract, professional negligence, breach of fiduciary duty, constructive trust, breach of the covenant of good faith and fair dealing, and unfair business practices, primarily in connection with the allocation of founder's stock of Path 1. Path 1 is seeking damages and/or the return of stock. The present and former officers and directors of Path 1 under this complaint and cross-complaint are seeking or are expected to seek indemnification and advancement of defense expenses from Path 1. Michael Berns, James Berns and Felber sued Path 1 in Delaware Chancery Court on November 9, 1999 to seek to enforce their asserted rights to indemnification and advancement.

On November 29, 1999 Franklin Felber filed a cross-complaint (case no. GIC 735665) in the San Diego County (Calif.) Superior Court. The cross-complaint was against Path 1, Ron Fellman, Doug Palmer, Roderick Adams and Jyra for fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, and misrepresentation in connection with the exercise in July 1999 by Jyra of its private option to purchase from Felber, for $4.00 per share, 255,640 shares of Path 1 common stock. We answered Franklin Felber's cross-complaint on February 7, 2000 by denying, generally and specifically, each and every allegation contained in the Cross-Complaint

As of March 27, 1999, there are no other material legal proceedings pending against the Company that will have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

TRADING MARKET OF COMPANY'S SHARES
The principal trading market for our shares is the National Association of Securities Dealers Over the Counter Bulletin Board ("OTC Bulletin Board"), on which our shares have traded since September 24, 1996. The price range of trading in the Shares, on a quarterly basis, since that time, is as follows:

                 OTC BULLETIN BOARD
                                                    1997 Trades         Volume
                                                    Low |High
                 1st Quarter                       3.56 | 12.00      5,512,600
                 2nd Quarter                       7.94 | 10.375    10,053,600
                 3rd Quarter                       6.69 | 16.31     14,917,000
                 4th Quarter                       7.25 | 11.75      5,503,600

                                                     1998 Trades        Volume
                                                     Low |High
                  1st Quarter                      8.50 | 13.50      3,162,800
                  2nd Quarter                      6.88 | 14.13      5,208,200
                  3rd Quarter                      4.88 | 11.10      2,350,200
                  4th Quarter                      4.63 | 10.47      2,595,000

                                                    1999 Trades        Volume
                                                    Low |High
                  1st Quarter                      6.44 | 12.38      2,949,600
                  2nd Quarter                      7.00 | 10.63      1,194,800
                  3rd Quarter                      6.25 | 8.88         855,500
                  4th Quarter                      5.42 | 8.38       1,244,700

                                                    2000 Trades        Volume
                                                    Low |High
                  1st Quarter (Jan 3-Mar 27)       5.93 | 8.94       2,792,900


(1) Prices have been adjusted to reflect the 2-for-1 stock Dividend, in the form of a stock dividend on September 8, 1997.

Note: OTC Bulletin Board Quotations - The OTC Bulletin Board quotations represent inter-dealer prices, without mark-ups, commissions, etc., and they may not necessarily be indicative of actual sales prices.

The last trade of the Shares on the OTC Bulletin Board on March 27, 2000 was $7.82.

GERMAN TRADING

Jyra shares began trading on the Frankfurt Stock Exchange on Friday, March 12, 1999, prior to that our shares were quoted in Munich and Hamburg exchanges. The trading statistics for Germany are:

                                                     1998 Trades(1)     Volume
                                                     Low |High
                 2nd Quarter                       6.65 | 13.45      1,209,528
                 3rd Quarter                       4.88 | 10.10        684,143
                 4th Quarter                       4.63 |  9.59        494,723

                                                    1999 Trades        Volume
                                                    Low |High
                  1st Quarter                      6.00 | 10.40      1.576.506
                 2nd Quarter                       7.00 | 9.85         700,471
                 3rd Quarter                       6.50 | 8.05         479,399
                 4th Quarter                       5.80 | 8.15         472,514

                                                    2000 Trades        Volume
                                                    Low |High
                 1st Quarter (Jan 3-Mar 27)        6.00 | 9.00         834,358


    1) Prices in euros. As at March 27, 2000 one euro equalled 1.035 United States Dollar, source - Reuters.



HOLDERS OF RECORD

As at March 27, 2000 the Company had 51 Holders of Record on its shareholder register.


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

RECENT SALES OF UNREGISTERED SECURITIES

During 1999 the Company sold 358,126 common shares at $7.50 per share to financial institutions and accredited investors for total proceeds of $2,685,945.



ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF INCOME DATA

                                                                      YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------
                                       Cumulative                                               Eight months
                                          since                                                ended December
                                        Inception           1999         1998         1997         1996
                                       ----------       ----------    ----------   ----------   ----------

Revenues...................             1,458,663         530,559       536,021      392,083            0
Net Loss  .................            (8,814,130)     (2,996,323)   (3,047,410)  (2,422,705)    (347,692)
Loss per share..(1).    ...                                 (0.23)        (0.24)      $(0.19)       (0.04)
Weighted average common and common                     13,169,323    12,903,798   12,587,367    8,876,364
equivalent shares outstanding..


CONSOLIDATED BALANCE SHEET DATA

                                                                          AS OF DECEMBER 31,
                                                  ---------------------------------------------------


                                                         1999          1998         1997         1996
                                                     ----------    ----------   ----------   ----------

Working capital....................                   $ 974,441     1,226,503    3,323,030    3,449,489
Total assets.......................                   2,270,775     2,701,378    3,811,266    3,547,695
Long-term obligations..............                      15,101    ... 13,893       26,335            0
Total stockholders' equity........                 .  1,643,853     2,009,078    3,567,833    3,446,701

(1) Fiscal year 1997 and prior period reflect the 2-for-1 stock Dividend, in the form of a stock dividend, approved by the Company's Board of Directors which was effective September 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                1999-1998

Revenues for the year ended December 31, 1999 were $530,559, a decrease of 1% from $536,021 for the year end December 31, 1998. The commercial success of our new software released midway through the year was offset by a general freeze of purchasing in Jyra's key markets during the fourth quarter 1999. Although we had anticipated that the Year 2000 problem would affect our business, we were surprised, like many software suppliers, by the severity of the freeze. Many of our existing and potential customers had implemented up to a four month freeze. During this period of commercial inactivity, many potential Jyra customers used the time to undertake pilot projects and test solutions for software to be purchased once the freeze was lifted. However, as the world was to discover, the millennium came and went with little effect. As a result, we are now experiencing unprecedented growth in our sales activity during the current first quarter 2000.


Sales and Marketing
Sales and Marketing expenses for the year ended December 31, 1999, increased 18.3% to $1,248,969 compared to $1,055,499 for the year ended December 31, 1998. This increase reflects the general increase in sales activity during the year.


General and administrative
General and Administrative expenses decreased by 15.7% to $755,810 for the year ended December 31, 1999 from $896,809 for the year ended December 31, 1998. This decrease reflected the level of general business efficiency and consolidation within the Company.


Research and development
Research and development expenses decreased 20% to $1,217,021 for the year ended December 31, 1999 compared to $1,526,142 for the year ended December 31, 1998. The decrease in spending was due to the ongoing replacement of contract staff with full time employees. The development team focus for 1999 was implementation of advanced new features required by the e-commerce and wireless mobile data markets. Releases of the Companies software products during 1999 incorporated additional functionality aimed at significant areas of demand from the e-commerce market. In particular the Company incorporated into its products the security features used by e-commerce operators enabling the direct measurement of secure e-commerce transactions. Further features which began development during 1999 are scheduled for release in the first half of 2000 which will provide greater flexibility in viewing and analysing the data generated by the SMA. Against expectation, management experienced difficulty in technical recruitment throughout 1999 as the demand caused by Y2K continued to the end of 1999. Undaunted by the competition for staff an active recruitment campaign continues.

GROSS MARGIN
    Cost of revenues consists of manufacturing costs, relating to the Packaging and printing of CDs. Gross margin as a percentage of revenues was 99% for fiscal year 1999 as compared to a Gross margin of 94% for the 12 months ended December 1998. During fiscal year 1999, the Company incurred costs associated with the sale of software and its packaging, these tend to be considerably lower that selling Hardware.


INTEREST INCOME, NET
    Interest income, net was $12,896 in fiscal year 1998 compared to $81,255 in fiscal year 1997. The decrease in interest income is primarily the result of lower balances of cash equivalents and lower interest rates during fiscal year 1999.


EARNINGS (LOSS) PER SHARE
    Earnings (loss) per share for fiscal year 1999 was ($0.23) per share compared to ($0.24) per share in the fiscal year ended December 1998. The number of weighted average common shares outstanding for fiscal year 1999 was 13,169,323 as compared to 12,903,798 in the year ended December 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES
    Net cash used in operations in fiscal year 1999 was $2,996,323 compared to $3,047,410 in the fiscal year ended December 1998.

    Net cash raised from investing activities was $29,658 in fiscal year 1999 compared to the investment of $100,984 in the fiscal year ended December 1998. These funds were principally received from the disposal of redundant equipment.

    As of December 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents totalling $673,372. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company continues to meet its working capital requirements through its product sales revenue and financing transactions involving the private placement of equity securities.

    During 1999 the Company sold 358,126 common shares at $7.50 per share to financial institutions and accredited investors for total proceeds of $2,685,945.

We believe that we will have sufficient working capital to fund current levels of operations through 1999, assuming the Company receives at least $3 million from product sales and financing transactions involving the private placement of equity securities. There can be no assurance the Company will be able to raise the necessary funds. The Company establishes its expenditure level based upon its expectations as future revenues and if revenue levels were below expectations this could cause expenses to be disproportionately high. Therefore, a decrease in near term demand or insufficient level of equity funding would adversely affect the Company's results of operations in 2000.

In addition, in the event that the Company receives a larger than anticipated number of purchase orders the Company may require resources greater than our available cash or than are otherwise available. In such event, the Company may be required to raise additional capital. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.


Share exchange with Path 1 Network Technologies Inc.

The Company has entered into an agreement dated March 16, 1998 (the "Agreement") with Path 1 Network Technologies Inc. ("Path 1"). Path 1 was incorporated on January 30, 1998 under the laws of Delaware. Path 1 is developing technology to enable existing and new computer, telephone and video broadcast (including cable TV) networks and systems to each transmit all three types of information over one line at the same time with excellent quality of service, and provide expanded capabilities. Path 1's technology will act as a "traffic cop," prioritising packet flow, eliminating traffic congestion and packet collision of digital information. The Agreement allowed for Jyra to make a strategic investment in Path 1 and for Path 1 to make a strategic investment in Jyra by Path 1 exchanging its Preferred Stock for common stock of Jyra. The agreement became effective on April 21, 1998. The Board of Directors of Path 1 approved the creation of a class of Preferred Stock to be issued upon the completion of the Path 1 initial Offering (April 1998 at $0.60 per common share) in order to fulfil its obligations under the agreement for the purpose of Path 1 making a strategic investment in Jyra, and for Jyra making a strategic investment in Path 1. The Preferred Stock issued to Jyra was non-assignable for 2 years, non-voting and does not bear interest. The Preferred Stock could be converted at Jyra's option, into 277,018 Shares. The Preferred Stock also provided that Path 1 shall neither issue any debt securities for a period of two (2) years from the completion of the Offering, nor issue any warrants in connection with an equity financing, without Jyra's consent, which would not be unreasonably withheld. We converted our 10 preference shares into common shares and received a certificate for 277,018 common shares during December 1999.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial
Statements".

During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company is still in the process of assessing the detailed impact of SAB 101 on its financial statements Implementation of guidance prescribed in the Bulletin and which all registrants are expected to apply, may result in a change in the Company's revenue recognition policy. Because the Company has complied with US generally accepted accounting principals for its historical revenue recognition, any change in its revenue recognition policy resulting from SAB 101, as amended in March 2000 by SAB 101A, will be reported in the quarter ending June 30, 2000. Any change in accounting policy will result in a cumulative adjustment in the second quarter of fiscal 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 1998/97

                              1998 - 1997

Revenues for the year ended December 31, 1998 were $536,021, an increase of 36.7% over 1997. The most significant customers during the year were Tele Danmark, Siemens, Vodafone and SmithKlineBeecham.

The Company's revenue continued to derive from the sale of initial software to a number of international companies who either own or operate large networks where measuring the quality of service delivered to the desktop is mission critical in order to remain competitive. As a result our product continued to be adjusted throughout 1998 in order to meet these larger customers requirements. Our strategy in focusing on telecommunication companies has provided Jyra with a number of significant partners with whom it is hoped the Company can scale its revenues as they deploy product across their own customer base. Our reporting tools were installed and evaluated by both Tele Danmark and another continental European Telecommunications Company. By 31st December, 1998, Tele Danmark had resold and installed a Jyra-based solution to monitor a multinational network for one of its large corporate customers.

In order to partner with these kinds of companies Jyra took the decision at the beginning of the year to develop and engineer its Version 2 product to meet the telephone company requirements of distributed monitoring and scalability. In order to exploit the Company's product's capabilities in the Service Provider space, the Company allocated significant resource in the 3rd quarter 1998 to build a sales alliance with Cisco Systems and to establish our product as the basis of an applications monitoring service that could be provided by major telecommunications companies to all of their major customers. We identified Cisco Systems as an ideal company with which to work. Cisco has a strong and growing presence in the telecommunications industry, and the most effective sales force in the industry. We assigned specific executives to work exclusively on achieving an arrangement with Cisco Systems, and by October 1998 were successful in reaching a joint marketing arrangement with Cisco Systems. The effect of this is that both Jyra and Cisco sales teams started positioning our product to telecommunications companies as a part of Cisco Service Management System, (CSM). The Cisco Service Management (CSM) system delivers a modular suite of service management solutions integrated within a scalable, reliable, and high-performance infrastructure. CSM enables service providers to effectively plan, provision, operate and bill for a wide range of value added services, while increasing revenue and reducing cost.

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


General and administrative

General and Administrative expenses increased by 15.8% to $896,809 for the year ended 31st December 1998 from $774,051 for the year ended December 31, 1997. This increase reflected the increased level of business activity within the Company as well as salary inflation. This increase in general and administrative expenses was also due to the Company's implementation of a Management and Administrative structure to allow the Company to deal with the anticipated future growth of customer requirements. In addition during the third quarter expenses were incurred specifically because of the protracted contractual and technical negotiations with Tele Danmark and Cisco

Sales and Marketing

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


GROSS MARGIN

    Cost of revenues consists of manufacturing costs, relating to the Packaging and printing of CDs. Gross margin as a percentage of revenues was 94% for fiscal year 1998 as compared to a Gross margin of 97% for the 12 months ended December 1997. During fiscal year 1998, the Company incurred costs associated with the sale of software and its packaging, these tend to be considerably lower that selling Hardware.



INTEREST INCOME, NET

    Interest income, net was $81,255 in fiscal year December 1998 compared to $112,576 30 in fiscal year December 1997. The decrease in interest income is primarily the result of lower balances of cash equivalents and lower interest rates during fiscal year 1998.


LOSS PER SHARE

    Loss per share for fiscal year 1998 was $0.24 per share compared to $0.19 per share in the fiscal year ended December 1997. The number of weighted average common shares outstanding for fiscal year 1998 was 12,903,798 as compared to 12,587,367 in the year ended December 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company's principal sources of liquidity included cash, cash equivalents, totalling $554,450. We had no outstanding bank borrowings and has no established lines of credit. We continued to meet our working capital requirements through product sales revenue and financing transactions involving the private placement of equity securities. Subsequent to December 31, 1998 we received approximately US$500,000 as the proceeds a private placement We believed that we would have sufficient working capital to fund current levels of operations through 1999, assuming the Company receives at least $3 million from product sales and financing transactions involving the private placement of equity securities. There can be no assurance the Company will be able to raise the necessary funds. We established our expenditure level based upon our expectations as future revenues and if revenue levels were below expectations this could cause expenses to be disproportionately high. Therefore, a decrease in near term demand or insufficient level of equity funding would adversely affect the Company's results of operations in 1999.

Net cash used in operations in fiscal year 1998 was $3,047,410 compared to $2,422,705 in the fiscal year ended December 1997

Net cash used in investing activities was $100,984 in fiscal year 1998 compared to $490,312 in the fiscal year ended December 1997. These funds were principally invested in additions to property and equipment.

BUSINESS RISKS

The following is a summary of risks affecting the business and results of Jyra Research Inc. ("Jyra" or "the Company") and should be read in conjunction with the description of the Company's business contained in the other sections of the Company's Form 10-K for the year ended December 31, 1999 (the "1999 10-K").


OUR LIMITED OPERATING HISTORY AND THE RAPIDLY EVOLVING MARKET WE SERVE MAKES EVALUATING OUR BUSINESS PROSPECTS DIFFICULT

We were incorporated in May 1996 but because of our limited operating history and the uncertain nature of the rapidly changing market that we serve, we believe the prediction of future results of operations is difficult. As an investor in our common stock, you should consider the risks and difficulties that we face as an early stage company in a new and rapidly evolving market. Some of the specific risks we face include our ability to:

            execute our sales and marketing strategy;

            expand our domestic and international sales efforts;

            introduce competitive products in a timely fashion;

            continue to finance our operations

To date, we have only recently received a limited number of orders for our products. There can be no assurance that we will ever have enough sales or receive sufficient revenues to be profitable.


WE HAVE A HISTORY OF LOSSES, EXPECT OUR EXPENDITURES TO INCREASE AND OUR LOSSES TO CONTINUE, AND MAY NEVER ACHIEVE PROFITABILITY

We have incurred losses since we commenced operations in 1996 and may never achieve profitability. Furthermore, we currently expect that our operating expenditures will continue to increase significantly and we may not generate a sufficient level of revenues to offset these expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenues.

If revenues grow slower than we anticipate or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience losses on a quarterly and annual basis. Even if we achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

THE UNPREDICTABILITY OF OUR QUARTERLY OPERATING RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Period-to-period comparisons of our operating results cannot be relied upon as an indicator of our future performance. Our operating results may be below the expectations of public market analysts or investors in some future quarter. If this occurs, the price of our common stock would be likely to decrease. Our operating results are likely to fluctuate significantly in the future on both a quarterly and an annual basis due to a number of factors, many of which are outside our control Factors that could cause our operating results to fluctuate include variations in:

      fluctuations in the demand for our products and services;

      our success in expanding our customer support and marketing and sales organisations;

      the mix of channels through which those products are sold;

      the average selling prices of our products;

      the timing and size of orders and shipments of our products;

      the length of our sales cycle;

      delays in, or cancellations of, customer implementations;

      customers' budget constraints;

      the level of product and price competition in our markets;

      market perception of our products compared to our competitors;

      the timing and market acceptance of new product introductions and upgrades by us or our competitors;

      the amount and timing of our operating expenses;

      our ability to control costs;

      the level of product development expenditures; and

      general economic conditions.

In the past, we have experienced fluctuations in operating results.
Research and development expenses have fluctuated due to increased capital expenditure on development equipment and consulting fees related to the launch of new products and increased personnel expenses.

LACK OF GROWTH OR DECLINE IN INTERNET USAGE OR THE LACK OF ACCEPTANCE OF COMMERCE CONDUCTED VIA THE INTERNET COULD BE DETRIMENTAL TO OUR FUTURE OPERATING RESULTS.

Our products enhance companies' ability to transact business and conduct operations utilising the Internet. Therefore, our future sales and any future profits are substantially dependent upon the widespread acceptance and use of the Internet as an effective medium of commerce by consumers and businesses. If use of the Internet does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur, if government regulations change, or if the Internet does not become a viable commercial marketplace, our business could suffer. Rapid growth in the use of the Internet and other online services is a recent development and we are unsure whether that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt and continue to use the Internet and other on-line services as a medium of commerce. To be successful, we must rely on consumers and businesses, who have historically used traditional means of commerce to purchase products, accepting and utilising new ways of conducting business and exchanging information over the Internet.

In addition, the Internet may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and Web performance improvements. If the Internet continues to experience significant growth in the number of users, frequency of use or an increase in bandwidth requirements, the Internet's infrastructure may not be able to support the demands placed upon it. In addition, the Internet could lose its viability due to delays in the development or adoption of standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. If Congress, or other governing bodies both within and outside the United States, decides to alter materially the current approach to, and level of, regulation of the Internet, we may need to adapt our technology. Any required adaptation could cause us to spend significant amounts of time and money.


IF THE E-COMMERCE SOLUTIONS MARKET FAILS TO GROW, OUR BUSINESS MAY FAIL

The market for e-commerce performance management solutions is in an early stage of development and its success is not guaranteed. Therefore, we cannot accurately assess the size of the market, the products needed to address the market, the optimal distribution strategy, or the competitive environment that will develop. In order for us to be successful, our potential customers must recognise the value of more sophisticated e-commerce performance management solutions, decide to invest in the management of their e-commerce networks and the performance of important business software applications and, in particular, adopt our performance management solutions. The growth of the e-commerce performance management solutions market also depends upon a number of factors which affect e-commerce in general, including the availability of inexpensive bandwidth, especially in international markets, the growth of wide area networks, and reduction in artificial trade barriers. Any restriction of growth in e-commerce will damage our business.

WE FACE GROWING GLOBAL COMPETITION WHICH COULD MAKE IT DIFFICULT FOR US TO ACQUIRE AND RETAIN CUSTOMERS.

The market for Internet performance measurement and diagnostic services is new and rapidly evolving. The global nature of the Internet makes it easier for existing and new competitors to become visible to our customers and prospects. We expect competition in this market to intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services that they offer. Our primary business is the supply of enterprise-scale solutions to corporates and to network operators. Our primary competitors are the Netcare division of Lucent (previously known as INS InSoft), and Hewlett-Packard. Other competitors include Computer Associates, BMC, Compuware, Concord, and Micromuse. The company also may experience competition from niche suppliers such as Freshwater, Nextpoint, Ganymede, Inverse Network Technology. Mercury Interactive, and Segue Software.

Some of our competitors have, and our future competitors may have:

            longer operating histories;

            larger customer bases;

            greater brand recognition in similar businesses; and

            significantly greater financial, marketing, technical and other resources.


In addition, some of our competitors may be able to:

            devote greater resources to marketing and promotional campaigns;

            adopt more aggressive pricing policies; and

            devote more resources to technology and systems development.


For our service provider hosted on-line web monitoring service business, we compete against a wide range of consultancy and service offerings, including WebCriteria, MIDS MatrixIQ Service and free services such as the Web Site Garage unit of Netscape, NetMechanic and Internet Weather Report. While the services may not be as comprehensive or complete as ours, and they may have less flexibility in reporting than we do, customers could still choose to use these services.

We also suffer indirect competition from increased competition and investment in network capacity. Customers may choose to spend more on additional capacity rather than better management of the existing capacity.

We suffer indirect competition from suppliers that offer to control or shape the network traffic on all or part of the network. Customers may choose to believe that expenditure solely on control rather than independent measurement is an adequate solution.

Increased competition may result in price reductions, increased costs of providing our services and loss of market share, any of which could seriously harm our business. We may not be able to compete successfully against our current and future competitors.


INDUSTRY CONSOLIDATION MAY HARM OUR BUSINESS

There has been a trend towards industry consolidation among our competitors, partners and customers for several years, which has continued during 1999. We expect this trend towards industry consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may provide stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete with a single major product line within an overall systems management solution and could have a material adverse effect on our business, operating results, and financial condition.


JYRA SMA SOFTWARE IS CURRENTLY OUR ONLY OFFERING, AND GENERATES ALL OF OUR CURRENT REVENUES. OUR BUSINESS DEPENDS ON ITS COMMERCIAL SUCCESS

All of our current revenues and our future growth depends on the commercial success of our SMA software, which is the only solution that we currently offer. If our target customers do not widely adopt, purchase and successfully deploy the SMA software, our revenues will not grow significantly and our business may fail. The software industry is characterised by changing fashions. Failure to grow rapidly in the short term may affect our future prospects.


VARIABILITY IN SERVICE PROVIDER SALES

The company markets its products to telecommunications and internet service providers. This market is characterised by large, and often sporadic purchases. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory and business conditions in the market of operations. A decline or delay in sales orders from this industry could have a material adverse effect on our business, operating results and financial condition.

THE AVERAGE SELLING PRICES OF OUR PRODUCTS COULD DECREASE RAPIDLY WHICH MAY NEGATIVELY IMPACT GROSS MARGINS AND REVENUES

We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. The average selling prices of our products could decrease in the future in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. Therefore, to maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so may cause our revenue and gross margins to decline.


OUR PARTIAL RELIANCE ON SALES OF OUR PRODUCTS BY OTHERS MAKES IT HARDER TO PREDICT OUR REVENUES AND RESULTS OF OPERATIONS

Our integrators and resellers sell and represent other companies' products that may be competitive with those of the Company. While we encourage these integrators and resellers to focus on our products through marketing and support programs, there is risk they may give higher priority to products of other suppliers, thus reducing their efforts to sell our products. In addition, these systems integrators and resellers may not have the resources to expand their operations to meet increased demand for our products. Moreover, there can be no assurance that our products will be well received in the markets in which it operates or that our sales activities will result in any revenues for the Company.

The timing of our revenues is difficult to predict because of our partial reliance on indirect sales channels and the variability of our sales cycle. The length of our sales cycle for sales through our indirect channel partners to our end users may vary substantially depending upon the size of the order and the distribution channel through which our products are sold.

If revenues forecasted in a particular quarter do not occur in that quarter, our operating results for that quarter could be adversely affected. Furthermore, because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a reduction or delay in sales of our products or the loss of any indirect channel partner could harm our business.


IF WE ARE UNABLE TO DEVELOP AND MAINTAIN STRONG PARTNERING RELATIONSHIPS WITH OUR INDIRECT CHANNEL PARTNERS, OR IF THEIR SALES EFFORTS ON OUR BEHALF ARE NOT SUCCESSFUL, OUR SALES MAY SUFFER AND OUR REVENUES MAY NOT INCREASE

The achievement of large-scale sales to major corporations by new entrants to the market like Jyra typically requires the establishment of strong relationships with incumbent suppliers and consultants. Failure to establish these relationships may harm our business.

We currently use indirect and direct product resale channels in both the USA and Europe. The existence of direct and indirect sales channels may lead to conflict for the same customer, pressure by current and prospective customers for price reductions on our products and reductions in the Company's gross margin and operating profit. We cannot assure you that our indirect channel partners will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. In order to support and develop leads for our indirect distribution channels, we plan to expand our sales and support staff. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the revenues generated or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors.


WE ARE EXPOSED TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS WHICH MAY HARM OUR BUSINESS.

Our operations are currently headquartered in the United Kingdom, from where we also engage in our European marketing efforts. United States sales and marketing are conducted from separate sales offices in San Jose, California. There are certain risks inherent in international operations including, but not limited to:

            remote management;

            unexpected changes in regulatory requirements;

            export restrictions;

            export controls relating to technology;

            tariffs and other trade barriers;

            difficulties in staffing and managing foreign operations;

            longer payment cycles;

            problems in collecting accounts receivable;

            fluctuations in currency exchange rates;

            seasonal reductions in business activity during the summer months in Europe and potential adverse tax consequences;

            which could materially adversely affect our business, operating results, and financial condition.

Our international sales are currently all U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. We invoice some of our international customers in local currency. Doing so exposes us to fluctuations in exchange rates between the U.S. dollar and the particular local currency.


IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, WE MAY EXPERIENCE OPERATING INEFFICIENCIES AND HAVE DIFFICULTY MEETING DEMAND FOR OUR PRODUCTS WHICH COULD HARM OUR BUSINESS

We anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion could place a strain on our management, products and support operations, sales and marketing personnel and other resources, which could harm our business.

In the future, we may experience difficulties meeting the demand for our products and services. The installation and use of our products requires training. If we are unable to provide training and support for our products, the implementation process will be longer and customer satisfaction may be lower. In addition, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services. We cannot assure you that our systems, procedures or controls will be adequate to support the anticipated growth in our operations.

We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations.


COMPETITION FOR EXPERIENCED PERSONNEL IS INTENSE AND OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD SIGNIFICANTLY INTERRUPT OUR BUSINESS OPERATIONS

Our future success will depend, on the ability of our management to operate effectively, both individually and as a group. Given our early stage of development, we are dependent on our ability to attract, retain and motivate high calibre key personnel. We have recently expanded our sales force, and we are actively searching for systems engineers, research and development engineers and sales and marketing personnel, all of whom are in short supply. Additionally, we rely on qualified systems engineers and service and support personnel to provide pre- and post-sales technical support for our products. We compete for engineers for our development organisation principally in the London, England area and in the future in the United States against companies in the networking industry with far greater resources. There may be only a limited number of persons with the requisite skills to serve in these key positions and it may become increasingly difficult to hire such persons. The company has experienced staffing difficulties in the past. Our business will suffer if we encounter delays in hiring additional personnel.

WE DEPEND ON KEY EMPLOYEES.

At this stage in its growth, the Company is dependent on the services of key managers. We do not have key man life insurance on the lives of anyone. Even though the Company has hired experienced sales and technical personnel, in the event that any of these persons becomes unavailable for any reason, our business would be materially and adversely affected.


WE ARE AN INEXPERIENCED MANAGEMENT TEAM.

The company's officers and management have had limited experience in management positions. Although members of management have worked for many years in various large corporations in various positions, no member of the management team has previously served in a senior managerial role or as an officer of a public corporation. This inexperience could have a material adverse effect upon the company's business, operating results, financial condition and share price.


IF WE FAIL TO DEVELOP NEW PRODUCTS AND SERVICES IN THE FACE OF OUR INDUSTRY'S RAPIDLY EVOLVING TECHNOLOGY, OUR FUTURE RESULTS MAY BE ADVERSELY AFFECTED.

 Due to the recent emergence of the Internet and the Web as a forum for conducting business, the market for Web application server systems in which we participate is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Our growth and future operating results will depend in part upon our ability to enhance existing applications and develop and introduce new applications or components that: meet or exceed technological advances in the marketplace;

            meet changing customer requirements;

            achieve market acceptance;

            integrate successfully with third party software; and

            respond to competitive products.


Our product development and testing efforts have required, and are expected to continue to require, substantial investment. We may not possess sufficient resources to continue to make the necessary investments in technology. In addition, we may not successfully identify new software opportunities and develop and bring new software to market in a timely and efficient manner. If we are unable, for technological or other reasons, to develop and introduce new and enhanced software in a timely manner, we may lose existing customers and fail to attract new customers, resulting in a decline in revenues.

WE ARE EXPOSED TO DELAYS IN DEVELOPMENT OF SOFTWARE AND RELATED PRODUCTS COMMON IN COMPUTER INDUSTRY WHICH MAY HARM OUR BUSINESS

Delays in the development of software and related products are common in the computer industry. Any delays in development could cause additional expense and result in lost sales of our products, having a materially adverse effect on the Company. If there are delays in bringing our planned products to market, we could be forced to seek additional financing in order to continue operations. There can be no assurance that we will be able to raise any additional funds, or, even if funds are available, on terms that are acceptable to the Company. There can be no assurance that we will be able to sell any future products or ever receive any future revenues.

We have in the past experienced delays in product development which to date have materially adversely affected us. These delays may occur in the future and could result in a loss of customers and market share and may harm our business.


INTRODUCTION OF NEW PRODUCTS OR SERVICES MAY CAUSE CUSTOMERS TO DEFER PURCHASES OF OUR EXISTING PRODUCTS WHICH COULD HARM OUR OPERATING RESULTS

When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could harm our operating results by unexpectedly decreasing sales or selling prices, and exposing us to greater risk of product obsolescence.


OUR SOFTWARE MAY HAVE ERRORS OR DEFECTS THAT WE FIND AFTER THE PRODUCTS HAVE BEEN SOLD, WHICH COULD NEGATIVELY AFFECT OUR REVENUES, INCREASE OUR COSTS AND DELAY THE MARKET ACCEPTANCE OF OUR PRODUCTS

Our products are complex and may contain undetected defects, errors or failures in software. In addition, because our products plug into our end users' existing networks they can directly affect the functionality of the network. We have in the past encountered errors in our products. To date, these errors have resulted in delayed or lost sales. Additional errors may occur in our products in the future. The occurrence of defects, errors or failures could result in the failure of our customer's network or mission-critical applications, delays in installation, product returns and other losses to us or to our customers or end users. In addition, we would have limited experience responding to new problems that could arise with any new products that we introduce. These occurrences could also result in the loss of or delay in market acceptance of our products, which could harm our business.

PRODUCT LIABILITY MAY HARM OUR BUSINESS.

Our products are complex, distributed software systems which under certain conditions have the capability to damage rather than assist the network on which it is installed. This leads to the possibility of a loss, although our software takes explicit steps to avoid this type of fault. Although our license terms explicitly deny responsibility for losses of this type, the risk still exists. A claim against the company would incur legal costs, generate adverse publicity, incur management time and would thus harm our business. A successful claim may cause our business to fail.

We may also be subject to liability claims for damages related to product errors. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim may harm our business.


IMPACT OF GENERAL ECONOMIC CONDITIONS ON OPERATIONS

Our products may be considered by customers to be discretionary capital purchases. An adverse change in general economic conditions could cause certain of our potential customers to reduce their capital spending, which may adversely affect our operating results.


YEAR 2000 PROBLEMS MAY DISRUPT OUR BUSINESS AND THE COSTS TO CORRECT THESE PROBLEMS MAY BE MATERIAL

In 1998 and 1999, the Company established plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company incurred minimal expenses during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

IF OUR PRODUCTS DO NOT COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS, OUR BUSINESS COULD BE HARMED

The market for network management solutions is characterised by the need to support industry standards as these different standards emerge, evolve and achieve acceptance. In the United States, our products may need to comply with various future regulations and standards defined by the Federal Communications Commission and others. Internationally, products that we develop may be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunication Union. To remain competitive we must continue to introduce new products and product enhancements that meet these emerging U.S. and International standards. However, in the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could harm our business.


OUR FUTURE OPERATING RESULTS MAY BE AFFECTED BY REGULATION OF THE INTERNET

There are currently a limited number of laws or regulations that apply directly to access or commerce on the Internet. We could be materially adversely affected by proposed regulation on voice over the Internet, encryption technology and access charges for Internet service providers, as well as the continuing deregulation of the telecommunication industry. The adoption of such measures could decrease demand for our products, and at the same time increase our cost of selling our products. Changes in laws or regulations governing the Internet and Internet commerce could have a material adverse effect on our business, operating results and financial condition.


RELIANCE ON COMPUTER PLATFORMS MANUFACTURED BY OTHERS

The company's products are designed around specific computer platforms which are only available from certain manufacturers. Any significant shortage of computer platforms or components could lead to cancellations or delays of purchases of our products which would materially adversely affect our operating results. Our software depends on commonly available computer operating systems for its successful operation. These are subject to widely published reliability or security issues. This publicity may adversely affect sales of our products and result in product liability claims.

FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WOULD RESULT IN SIGNIFICANT HARM TO OUR BUSINESS

Our success depends significantly upon our proprietary technology and our failure or inability to protect our proprietary technology would result in significant harm to our business. We rely on a combination of copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competitors may independently develop similar technologies. Our future success will depend in part on our ability to protect our proprietary rights and the technologies used in our principal products.

Despite our efforts to protect our proprietary rights and technology, unauthorised parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management's attention from growing our business. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the U.S. If we do not enforce and protect our intellectual property, our business will suffer substantial harm.


CLAIMS BY OTHERS THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS COULD BE COSTLY TO DEFEND AND COULD HARM OUR BUSINESS

We may be subject to claims by others that our products infringe on their intellectual property rights. These claims, whether valid or not, could require us to spend significant sums in litigation, pay damages, delay product shipments, reengineer our products or acquire licenses to such third-party intellectual property. We may not be able to secure any required licenses on commercially reasonable terms, or at all. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the performance management solutions market grows and the functionality of products overlaps. Any of these claims or resulting events could harm our business.


OUR GROWTH AND OPERATING RESULTS WOULD BE IMPAIRED IF WE ARE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

We may need to raise additional funds if our estimates of revenues, working capital or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities

SUBSTANTIAL ADDITIONAL FUNDS MAY BE REQUIRED; SUBSTANTIAL SHAREHOLDER DILUTION

Although we believe that the Company can continue to raise sufficient funds to continue develop and bring our products to the market, there can be no assurance that our current plans and projections are correct. In the event the Company's plans or the basis for our assumptions change or prove to be inaccurate, or the anticipated cash flow proves insufficient to fund the Company's operations (due to delays, unanticipated expenses, lack of sales revenues, problems, operating difficulties, or otherwise) we would be forced to seek additional financing. There can be no assurance that additional financing would be available on commercially acceptable terms, or at all. To obtain any necessary financing, we could sell additional Shares or other financial instruments convertible or exchangeable into Shares, resulting in substantial dilution to all shareholders


WE WILL BE ABLE TO CONTROL AND INFLUENCE ALL MATTERS REQUIRING STOCKHOLDER APPROVAL INCLUDING DELAYING OR PREVENTING A CHANGE IN OUR CORPORATE CONTROL

At this time, our executive officers together control approximately 35.0% of the outstanding common stock. As a result, we will be able to control most matters requiring shareholder approval, such as the election of directors, or a merger or consolidation of the Company. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of Jyra, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of Jyra and might affect the market price of our common stock.


LIMITATION OF OFFICERS' AND DIRECTORS' LIABILITIES UNDER DELAWARE LAW.

Pursuant to the Company's Certificate of Incorporation, as authorised under Delaware law, officers and directors of the Company are not liable for monetary damages for breach of fiduciary duty, except in connection with breach of duty or loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law, or for any transaction in which a director has derived an improper personal benefit. In addition, the Company's Certificate of Incorporation provides that the Company shall indemnify its officers and directors to the fullest extent permitted by law for expenses incurred in the settlement of any actions against such persons in connection with their having served as officers or directors of the Company.

VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY EFFECT THE VALUE OF AN INVESTMENT IN OUR SHARES

Our Common Stock has experienced substantial price volatility, particularly as a result of variations between our actual or anticipated financial results and as a result of materially negative or positive announcements by the Company and our competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of technology companies in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may adversely affect the market price of our Common Stock in the future.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under "Prospectus Summary", "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and elsewhere in this prospectus constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may", "might", "could", "will", "should", "expect", "plan", "intend", "forecast", "anticipate", "believe", "estimate", "predict" , "potential"" "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this prospectus involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include, among others, those listed under "Risk Factors" and elsewhere in this prospectus.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    PAGE NUMBER
                                                            -----------------
Consolidated Balance Sheets............................................47
Consolidated Statements of Operations..................................48
Consolidated statement OF Comprehensive Income.........................49
Consolidated Statements of Cash Flows..................................50
Consolidated Statements of Stockholders' Equity........................51
Notes to Consolidated Financial Statements.............................53
Report of Independent Auditors. .......................................63


                     Consolidated Balance Sheet December 31, 1999

                                                     $             $
                                                        December 31
                                                    1999          1998
Current Assets
Cash & Cash Equivalents                           673,372       554,450
Prepaid Expenses                                   51,655       120,766
Accounts Receivable                               249,414       228,787
Other Receivables                                       0       322,500
Total Current Assets                              974,441     1,226,503

Property & Equipment
Computers, Equipment & Motor Vehicles             666,381       696,039
Less Accumulated Depreciation                     429,922       281,039
                                               ----------    ----------
Net Property & Equipment                          236,459       415,000

Other Assets
Available For Sale                              1,059,875     1,059,875
                                               ----------    ----------
                    TOTAL ASSETS                2,270,775     2,701,378
                                               ==========    ==========
Current Liabilities
Accounts Payable                                  121,010       184,972
Accruals & Deferred Income                        153,042       167,809
Deferred Taxation on Investments                  312,782       312,782
Current Portion Of Long Term Lease Obligations     24,987        12,844
                                               ----------    ----------
       Total Current Liabilities                  611,821       678,407

Creditors
Long Term Lease Obligations                        15,101        13,893


Stockholders' Equity
Common Stock $.001 par value
Authorised 20,000,000 shares
Issued Ordinary Share Capital                       7,095         6,738
Paid In Capital                                 9,784,415     7,270,155
                                               ----------    ----------
                                                9,791,510     7,276,893

Deficit Accumulated During
The Development Stage                          (8,814,132)   (5,817,807)
Accumulated other Comprehensive income            666,475       549,992
                                               ----------    ----------

Total Stockholders' Equity                      1,643,853     2,009,078
                                               ----------    ----------

Total Liabilities & Stockholders' Equity        2,270,775     2,701,378
                                               ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     Consolidated Statement of Operations
Cumulative Period May 2, 1996(Date Of Inception) Through December 31, 1999

                                            Twelve Months         Cumulative to
                                 ===============================  -------------
                                       1999       1998       1997   Dec 31, 99

Revenue                               530,559    536,021    392,083  1,458,663
                                   ---------- ---------- ---------- ----------
Total Revenue                         530,559    536,021    392,083  1,458,663

Cost Of Revenue                         2,397     29,774     10,307     42,479
                                   ---------- ---------- ---------- ----------
Total Cost Of Revenue                   2,397     29,774     10,307     42,479
                                   ---------- ---------- ---------- ----------
Gross Margin                          528,162    506,247    381,776  1,416,184


Operating Expenses
Sales & Marketing Costs             1,248,969  1,055,499    476,336  2,780,804
General & Administration              755,810    896,809    774,051  2,621,236
Research & Development              1,217,021  1,526,142  1,293,667  4,297,197
                                   ---------- ---------- ---------- ----------

Total Operating Costs              (3,221,800)(3,478,450)(2,544,054)(9,699,237)

Other Income/(Expenses)
Taxes other than Income Taxes          (4,262)     4,335    (15,978)   (15,905)
Currency Exchange Differences        (135,015)    44,257    (82,212)   (89,559)
Provision for Doubtful Debts                0          0   (164,699)  (164,699)
Interest Income                        12,896     81,255    112,576    237,093
Depreciation                         (174,076)  (198,538)  (110,114)  (489,265)
Loss on Disposal of
Motor Vehicles                         (2,228)    (6,516)         0     (8,744)
Total Other Income/(Expense)         (302,685)   (75,207)  (260,427)  (531,079)
                                   ---------- ---------- ---------- ----------
Loss Before Income Taxes           (2,996,323)(3,047,410)(2,422,705)(8,814,132)

Provision for Income Taxes                  0          0          0          0
                                   ---------- ---------- ---------- ----------
Net Loss                           (2,996,323)(3,047,410)(2,422,705)(8,814,132)
                                   ========== ========== ========== ==========
Earnings Per Share Of Common Stock
Average Shares Of                  13,169,323 12,903,798 12,587,367
Common Stock Outstanding
Loss Per Share Of                       (0.23)     (0.24)     (0.19)
Common Stock

The accompanying notes are an integral part of these financial statements

                    Consolidated statement of Comprehensive Income

                                                                  Cumulative to
                                    1999       1998       1997    December 31, 99
                                  ===============================  -------------
                                      $          $          $            $
Net Loss                         (2,996,323)(3,047,410)(2,422,705) (8,814,132)

Foreign Currency                    116,482    (23,438)    23,837      85,593

Unrealised Gains on Securities            0    580,882          0     580,882
(Net of Tax)
                                 ---------- ---------- ----------  ----------
Net Loss after                   (2,879,841)(2,489,966)(2,398,868) (8,147,657)
Foreign Currency                 ---------- ---------- ----------  ----------
Translation Adjustment.


The accompanying notes are an integral part of these consolidated financial statements.

                        Consolidated Statement Of Cash Flows
                      Period January 1,1999 to December 31, 1999
    Cumulative Period May 2, 1996(Date Of Inception) Through December 31, 1999


                                                 1999      1998       1997   Cumulative
                                                                             Dec 31, 99
                                                 $          $          $          $
Cash Flows From Operating Activities
Net Loss                                    (2,996,323)(3,047,410)(2,422,705)(8,814,132)
Adjustments To Reconcile Net Loss To Net Cash
Used For Operating Activities:
Depreciation                                   148,883    174,220    100,282    429,922
Decrease/(Increase) In Prepaid Expenses         69,111    (93,899)    23,767    (51,655)
(Decrease)/Increase In Deferred Income         (14,767)    87,675     80,134    153,042
& Accruals
(Decrease)/Increase In Accounts Payable        (50,611)    48,410     62,305    161,098
(Increase)  In Accounts Receivable             (20,625)  (176,725)   (52,062)  (249,412)
Decrease/(Increase) In Other Receivable        322,500   (322,500)         0          0
                                            ---------- ---------- ---------- ----------
                                            (2,541,833)(3,330,229)(2,208,279)(8,371,136)

Cash Flows From Investment Activities
Disposal/(Purchase)                             29,658   (100,984)  (490,312)  (666,381)
 of Computers, Equipment & Vehicles
Cash Flows From Financing Activities
Proceeds From The Issuance Of Common Stock   2,514,616    765,000  2,520,000  9,625,298
                                            ---------- ---------- ---------- ----------
Effects Of Exchange Rate Changes On Cash       116,482    (23,438)    23,837     85,592
                                            ---------- ---------- ---------- ----------
Net Increase/(Decrease) In Cash & Cash         118,922 (2,689,651)  (154,754)   673,372
 Equivalents
Cash & Cash Equivalents At Beginning           554,450  3,244,101  3,398,855          0
of Period                                   ---------- ---------- ---------- ----------
Cash & Cash Equivalents At End of Period       673,372    554,450  3,244,101    673,372
                                            ---------- ---------- ---------- ----------



The accompanying notes are an integral part of these consolidated financial statements.

              Condensed Consolidated Statement of Stockholders Equity
                   Period From Inception Through December 31, 1999

                                                                         Deficit
                                                                        Accumulated      Other
                                       Common     Stock        Paid-In    During     Comprehensive
                                       Shares     Amount       Capital Development      Income
                                          0         $            $          $             $
Balance At Inception                                                          -          -

Net Loss from 2-May-96 to 31-Dec-96                                     (347,692)         -

Issuance of Common Stock to 31-Dec-96
Public And Private Offerings:
May, 1996 At $.001 Per Share       2,750,000      2,750            -           -          -

August, 1996 At $.40  Per Share    2,392,500      2,393      954,607           -          -

December, 1996 At $3  Per Share    1,000,000      1,000    2,999,000           -          -

Stock Issued As Commissions:
August, 1996 At $.40 Per Share        91,000         91       36,309           -          -

November, 1996 At  $3 Per Share       43,100         43      129,257           -          -

Issuance Expenses Of Capital  Stock                         (299,768)          -          -

Translation Adjustment For The Period                 -            -                (31,289)

Balance At 31-Dec-96               6,276,600      6,277    3,819,405    (347,692)   (31,289)

September 8, 1997 Scrip Dividend
Share Issue 1 for 1                6,276,600

November 25 Issuance of  Common
Stock at $8 Per Share                315,000        315    2,519,685           -          -

Stock Issued As Commissions:
November. 1997 At $8 Per Share        22,050         22      176,378           -          -

Issuance Expenses Of Capital  Stock                         (176,400)          -          -

Net Loss For The Period To 31-Dec-97                               -  (2,422,707)         -

Translation Adjustment
for the Period for Cash                                                              23,837

Balance At 31-Dec-97              12,890,250      6,614    6,339,068  (2,770,399)    (7,452)

May 1 Issuance of Common Stock
at $10.38 Per Share.                  16,000         16      166,195           -          -

December 23 Issuance of Common Stock
at $7.50 Per Share                   103,000        103      772,397           -          -

Stock Issued as Commission
December. 1998 At $7.50 Per Share      5,110          5       38,320           -          -

Issuance Expenses Of Captial Stock                           (45,825)          -          -

Net Loss For The Period To 31-December-98                          -  (3,047,410)         -

Translation Adjustment
for the Period for Cash                                            -           -    (23,437)

Unrealised gain                                                    -           -    580,882
                                  ----------       -----   ---------  ----------   --------
Balance At 31-December-98         13,014,360      $6,738  $7,270,155 ($5,817,809)  $549,993
                                  ----------       -----   ---------  ----------   --------






                   Condensed Consolidated Statement of Stockholders Equity (Con't)
                            Period From Inception Through 31-Dec-99
                                                                     Deficit
                                                                    Accumulated    Other
                                    Common     Stock      Paid-In     During     Comprehensive
                                    Shares     Amount     Capital    Development    Income
                                       0         $          $          $             $
Brought forward Balance as
at 31- December -98               13,014,360      6,738  7,270,155  (5,817,809)   549,993

March 23 Issuance of Common Stock
at $7.50 Per Share.                   30,000         30    224,970           -          -
Issuance Expenses Of Capital Stock                         (11,250)          -          -

March 31 Issuance of Common Stock
at $7.50 Per Share.                   10,000         10     74,990           -          -

April 6 Issuance of Common Stock
at $7.50 Per Share                    11,000         11     82,489           -          -

April 12 Issuance of Common Stock
at $7.50 Per Share                     7,000          7     52,493           -          -

May 19 Issuance of Common Stock
at $7.50 Per Share                    40,000         40    299,960           -          -

June 6 Issuance of Common Stock
at $7.50 Per Share .                   4,200          4     31,496           -          -
 Issuance Expenses of Capital Stock                        (31,500)          -          -

July Issuance of Common Stock
at $7.50 Per Share.                   70,000         70    524,930           -          -
 Issuance Expenses of Capital Stock                        (23,125)          -          -

Aug Issuance of Common Stock
at $7.50 Per Share.                   14,000         14    104,986           -          -

Sept Issuance of Common Stock
at $7.50 Per Share.                  169,966        170  1,277,321           -          -
 Issuance Expenses of Capital Stock                        (88,250)          -          -

Oct Issuance of Common Stock                                     -           -          -
at $7.50 Per Share .                   1,960          1     14,699           -          -
 Issuance Expenses of Capital Stock                        (14,700)          -          -

November Issuance Expenses of Capital Stock           -     (5,250)          -          -

Net Loss For The Period                                          -  (2,996,323)         -
To 31-Dec-99                                                     -           -          -

Translation Adjustment                                           -           -          -
 For The Period for Cash                                         -           -    116,482
                                  ----------      ----- ---------   ----------   --------
Balance at Dec 31, 1999           13,372,486     $7,095 $9,784,415 ($8,814,132)  $666,475
                                  ----------      ----- ---------   ----------   --------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   OPERATIONS
Jyra Research Inc ("Jyra" or the "Company") was incorporated on May 2, 1996 under the laws of Delaware. The Company designs, develops, manufactures, and markets its "Service management architecture" (SMA) to (i) measure application response time, and (ii) identify network problems caused by the constant increase in network traffic combined with the growing complexity of networks and network ownership scenarios. The problems result in escalating costs and major systems failures across the corporate spectrum. Management believes that current devise based network management systems do not have the capability to effectively deal with these problems.


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

Available for sale securities
Securities for which the company does not have the intention to hold for the long term are classified as available for sale and are carried at fair value based on quoted market prices at the balance sheet date. Unrealised gains or losses are reported as part of other comprehensive income.


Earnings per share
Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Diluted earnings per share are the same as primary earnings per share. The Board of Directors authorised a 2 - for - 1 stock dividend in the form of a stock dividend of the Company's $0.001 par value common stock which was effective September 1997. All references in the accompanying consolidated financial statements to the number of common shares and per share amounts for fiscal year 1997 prior periods presented have been restated to reflect the stock dividend.

Income taxes
Income taxes have been provided using the liability method in accordance with FASB statement No 109, Accounting for income taxes.

Segment and Geographic Information.
The Company operates in one business segment, which is of designing, developing, and marketing computer network management systems to (i) maximise network productivity, (ii) minimise network downtime, and (iii) solve network problems caused by the constant increase in network traffic, combined with the growing complexity of networks.

Comprehensive Income (Loss).
Accumulated other comprehensive income is primarily comprised of accumulated translation adjustments.

Derivative Instruments and Hedging Activities.
In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities
("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognised in the balance sheet at fair value and specifies the accounting for changes in fair value. This statement is effective for all fiscal quarters of fiscal years beginning July 1, 2000, and will be adopted by the Company for its fiscal year 2001. The Company is currently assessing the impact of adoption of this pronouncement on its financial statements, but does not expect it to have a material impact.

3.   CONCENTRATIONS OF CREDIT RISK

Foreign currency translation
The Company have determined that the US dollar is the "functional currency" of its operations. All foreign currency assets and liability amounts are remeasured into US dollars at end - of - period exchange rates. Foreign currency income and expenses are translated at average exchange rates in effect during the year. Unrealised currency adjustments in the consolidated balance sheet are accumulated in stockholders equity. Exchange gains and losses arising from retranslated of foreign currency - denominated monetary assets and liabilities were included in income in the period in which they occur.

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

4.   SUMMARY INFORMATION FOR THE COMPANY'S OPERATIONS BY GEOGRAPHIC LOCATION

                                            Twelve Months
                                         $           $           $
                                       1999        1998        1997
Revenue
To Customers from US operations        61,465     162,786      55,775
To Customers from UK operations       469,094     373,235     336,308
                                   ----------  ----------  ----------
Total Revenue                         530,559     536,021     392,083
                                   ----------  ----------  ----------

Operating Loss
US operations                        (285,187)   (558,522)   (790,339)
UK Operations                      (2,408,451) (2,413,681) (1,371,939)
                                   ----------  ----------  ----------
Total operating loss               (2,693,638) (2,972,203) (2,162,278)
                                   ----------  ----------  ----------

Identifiable Assets
US operations                       1,754,477   2,056,537   3,303,564
UK operations                         516,298     644,841     507,702
                                   ----------  ----------  ----------
Total Identifiable Assets           2,270,775   2,701,378   3,811,266

5. COMMITMENTS AND CONTINGENCIES

Leases
Property plant and equipment includes the following amounts for leases that have been capitalised at December 31, 1999.
                                           1999         1998
                                            $             $

Vehicles                                  88,310       91,165
Less allowance for amortisation           39,881       17,804
                                          ------      ------
                                          48,249       73,361
                                          ------      ------



Amortisation of leased assets is included in depreciation expenses. Future minimum payments under capital leases with initial terms of one year or more consisted of the following at December 31, 1999:

                                                               $

2000                                                         29,594
2001                                                         15,018
                                                             ------
Minimum lease payments                                       44,612
Interest                                                     (4,524)
Fees                                                           (161)
                                                             ------
Present value of net minimum lease payments                  39,927

The Company leases its United Kingdom facilities from a third party. The lease is for five years at a rental rate of 40,000 British Pounds per annum (equivalent to $64,726). The current lease expires August 2004.

6.   INCOME TAX
No provision for income taxes is required in the periods 1999, 1998 and 1997 due to losses incurred by the company.

The Company's deferred tax assets, deferred tax liabilities and deferred tax valuation allowances at December 31, are as follows:-

                                                              1999          1998
                                                                $            $

Deferred tax asset
US Federal and State net operating loss carry forwards       652,000      550,000
Outside US                                                 2,100,000    1,400,000
                                                           ---------    ---------
Total deferred tax asset                                   2,752,000    1,950,000
Less: valuation allowance                                 (2,752,000)  (1,950,000)
                                                           ---------    ---------
Net deferred tax asset                                             0            0

Deferred tax liability                                       312,782      312,782

The deferred tax asset arises due to the net operating loss carry forwards. Management has based the valuation allowances on the fact that it is in the development stage and because of the risky nature of the industry. The valuation allowance has increased by $802,000, $1,350,000 and $600,000 for the years ended December 31, 1999, 1998 and 1997 respectively.

The deferred tax liability arises due to the unrealised gain on available for sale securities. This liability may be able to be offset, at least in part, by US non operating loss carry forwards.

The company has US federal and state non operating losses of approximately $1,600,000 respectively which expire in years beginning 2005 through 2019. Utilisation of the US and state net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carry forwards before full utilisation.

For tax purposes, the UK based subsidiary company has approximately $6,900,000 (1998 $4,600,000) of net operating loss carry forwards that are available for offset against profits of the same trade indefinitely.

7.  AVAILABLE FOR SALE SECURITY AND SHARE EXCHANGE

The Company has entered into an agreement dated 16 March 1998 (the "Agreement") with Path 1 Network Technologies Inc ("Path 1"). Path 1 was incorporated on 30 January 1998 under the laws of Delaware. Path 1 is developing technology to enable existing and new computer, telephone and video broadcast (including cable TV) networks and systems to each transmit all three types of information over one line at the same time with excellent quality of service, and provide expanded capabilities. Path 1's technology will act as a "traffic cop", prioritising packet flow, eliminating traffic congestion and packet collision of digital information. The Agreement allowed for Jyra to make a strategic investment in Path 1 and for Path 1 to make a strategic investment in Jyra by Path 1 exchanging its Preferred Stock for common stock of Jyra. The agreement became effective on 21 April 1998. The Board of Directors of Path 1 approved the creation of a class of Preferred Stock to be issued upon the completion of the Path 1 Public Offering in order fulfil its obligations under the agreement for the purpose of Path 1 making a strategic investment in Jyra, and for Jyra making a strategic investment in Path 1. The Preferred Stock issued to Jyra was non-assignable for 2 years, non-voting and did not bear interest. After nine months, it could be convertible, at Jyra's option, into 277,018 shares. The Preferred Stock was also redeemable by Path 1, at its option, at any time after nine months by Path 1 shall neither issue any debt securities for a period of two (2) years from the completion of the Offering nor issue any warrants in connection with an equity financing, without Jyra's consent, which will not be unreasonably withheld.

The Company acquired the shares in Path 1 for $166,211 and is holding these as available for sale securities. At the year end the market price of the shares was $10.50. The accounting treatment is therefore as follows:

                                                              $

Purchase consideration                                     166,211
Add unrealised holding gain                                893,664
                                                          --------
Aggregate fair value                                     1,059,875



The holding gain has been recognised as follows:
                                                              $

Unrealised holding gain                                    580,882
Deferred tax liability at 35%                              312,782
                                                           -------
                                                           893,664
                                                           -------

8. COMPENSATION AND BENEFIT PROGRAMS


    EMPLOYEE STOCK PURCHASE PLAN.

Employee stock purchase plan
The Company has adopted the Stock Option Plan (the "Plan") to attract and retain officers, non-employee directors, employees, and consultants of the Company or any of its subsidiaries or affiliates. The Plan authorises the purchase of up to 1,000,000 shares of Common Stock through the grant of stock options and awards of restricted stock. The Company has granted options under the Plan to purchase 809,000 shares of the Company's Common Stock at varying exercise prices. The Plan will be administered by either the Board of Directors or a committee of two or more non-employee directors ("Administrator"). In general, the Administrator will determine which eligible officers, directors, employees and consultants of the Company may participate in the Plan and the type, extent and terms of the stock option grants and awards of restricted. The Plan was adopted on July 20, 1996. The Plan provides for the granting of incentive stock options as defined in
Section 422 of the Internal Revenue Code, as well as non-incentive stock options. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted.

Of the 809,000 shares granted, 50,000 are exercisable according to the following schedule:
Percent exercisable   Exercise event

50%                   On or after the first customer shipment, or two years
                      from grant date, whichever comes first
12.5%                 One year from grant date
12.5%                 Two years from grant date
25%                   Three years from grant date

Of the 809,000 shares granted, 594,000 are exercisable according to the following schedule:
Percent exercisable   Exercise event

25%                   One year from grant date
25%                   Two years from grant date
25%                   Three years from grant date
25%                   Four years from grant date

Of the 809,000 shares granted, 125,000 are exercisable according to the following schedule:
Percent exercisable   Exercise event

50%                   One year from grant date
25%                   Two years from grant date
25%                   Three years from grant date

Of the 809,000 shares granted, 10,000 are exercisable according to the following schedule:
Percent exercisable   Exercise event

25%                   Four months from grant date
25%                   Two years from grant date
25%                   Three years from grant date
25%                   Four years from grant date

Of the 809,000 shares granted, 30,000 are exercisable according to the following schedule:
Percent exercisable   Exercise event

33 1/3%               One year from grant date
33 1/3%               Two years from grant date
33 1/3%               Three years from grant date


The number of shares for which options may be granted cannot exceed 1,000,000 shares of the Company's common stock. The Plan shall terminate on the tenth anniversary of its original effective date, July 20, 1996, after which no awards may be granted.

Transactions involving the Plan are summarised as follows:
<TABLE
          [CAPTION]
          [S]         [C]       [C]         [C]             [C]
                                                           AVERAGE
                                                           OPTION PRICE
                                           OPTION PRICE    PER
 OPTION SHARE         SHARES     RANGE     PER SHARE       SHARE

Balance At Jan 1, 97   350,000            0.20 - 3.50       $1.65
Granted                698,000            4.50 - 9.25       $7.99
Exercise                     -                 -
Forfeited              144,000            0.20 - 8.50       $3.09
Balance at 31 Dec 97   904,000

Balance At Jan 1, 98   904,000            0.20 - 9.25       $6.36
Granted                200,000            5.50 - 9.50       $7.78
Exercise                     -                 -
Forfeited              150,000            0.20 - 9.25       $5.44
Balance 31 Dec 98,     954,000

Balance At Jan 1, 99   954,000            0.20 - 9.25       $6.93
Granted                 55,000                8.00          $8.00
Exercise                     -                 -
Forfeited              200,000            3.50 - 8.50       $7.23
Balance 31 Dec 99,     809,000            0.20 - 9.25       $6.83


(1) Fiscal year 1997 and prior periods have been adjusted for the 2-for-1 stock Dividend, in the form of a stock dividend, approved by the Company's Board of Directors, which was effective Sept 1997.

Of the 809,000 OUTSTANDING AT DECEMBER 31, 1999 448,250 ARE EXERCISABLE AT DECEMBER 31, 1999 At December 31, 1999 there were 191,000 shares available for future grants.

Stock option Executive Plan for key executives

The Company has adopted the Executive Stock Option Plan (the "Executive Plan") to attract and retain Key executive of, or independent Advisors to the Company or any of its subsidiaries or affiliates. The Executive Plan authorises the purchase of up to 300,000 shares of Common Stock through the grant of stock options and awards of restricted stock. The Company has granted options under the Plan to purchase 255,000 shares of the Company's Common Stock at varying exercise prices. The Executive Plan will be administered by either the Board of Directors or a committee of two or more non-employee directors ("Administrator"). In general, the Administrator will determine which eligible officers, directors, employees and consultants of the Company may participate in the Executive Plan and the type, extent and terms of the stock option grants and awards of restricted. The Executive Plan was adopted September 1, 1998. The Executive Plan provides for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code, as well as non-incentive stock options. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted.

Of the 255,000 shares granted, all are fully exercisable from the date of grant. At Dec 31, 1999 there were 255,000 shares under option plan for key employees and there were 45,000 shares available for future grants.

Transactions involving the Executive Plan are summarised as follows:

                                                              AVERAGE
                                                           OPTION PRICE
                                           OPTION PRICE        PER
 OPTION SHARE         SHARES     RANGE       PER SHARE        SHARE

Balance At Jan 1, 98      -                    -               -
Granted                255,000               $5.50           $5.50
Exercise                  -                    -               -
Forfeited                 -                    -               -
Balance               255,000
December 31, 1998

Balance At Jan 1, 99   255,000               $5.50           $5.50
Granted                   -                    -               -
Exercise                  -                    -               -
Forfeited                 -                    -               -
Balance                255,000               $5.50           $5.50
December 31, 1999


OUTSTANDING AT DECEMBER 31, 1999, 255,000 OF WHICH 255,000 ARE EXERCISABLE AT DECEMBER 31, 1999

For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999, 1998,and 1997, respectively: risk-free interest rates of 5.75%, 5.5% and 6.3%; volatility factors of the expected market price of the Company's Common Stock of 60% and a weighted-average expected life of the options of 4 years. There was no dividend yield included in the calculation as the Company does not pay dividends. The weighted-average fair value of options granted during 1999, 1998 and 1997 was $3.26, $3.63 and $3.84.

REPORT OF INDEPENDENT AUDITORS
to the shareholders and Board of Directors  Jyra Research Inc.

We have audited the accompanying consolidated balance sheets of Jyra Research Inc. (a development stage enterprise) as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999 and for the period May 2, 1996 (inception) through December 31, 1999. These financial statement are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jyra Research Inc. at December 31, 1999 and 1998 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1999 and for the period May 2, 1996 (inception) through December 31, 1999 in conformity with United States generally accepted accounting principles.













Ernst & Young
Luton, England
March 29, 2000

ITEM 9.     Changes in and disagreements with accountants on
              accounting and financial disclosures

NONE

ITEM 10.    Directors and executive officers of the registrant

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Jyra Research Inc and their ages as of March 27, 2000 are as follows:



NAME                          AGE               POSITION


Paul Robinson                  37             President, CEO, Chairman
                                              of the Board

Peter Lynch                    44             Director, VP-Technology


Roderick Adams                 36             Director, VP-Corp. Development


Robin Elsom                    39             Director, VP Product Development


Nigel Williams                 35             Director -VP-Business
                                                        Development

         Directors were elected on November 5, 1999 and are expected to hold these positions until the next Annual General Meeting of Shareholders, scheduled for 2000. There are no arrangements or understandings among any of the directors regarding their election as director

     Paul Robinson has served as Chairman of the Board of Directors, President, and Chief Executive Officer of the Company since June 3, 1996. In March 1998 Mr Robinson was appointed as a Director of Path 1 Network Technologies Inc., a start-up company, which is engaged in the business relating to computer, telephone and video networks. From August 1995 to October 1, 1996, Mr. Robinson was an Account Manager for Cisco Systems, handling customers in the United Kingdom financial sector. From 1992 to August 1995 Mr. Robinson was employed by Biss Ltd. as a new business sales executive. From 1989 to 1992 Mr. Robinson was a sales executive for Prime Computers in the United Kingdom. In 1990, Mr. Robinson was transferred to Thailand where he was sales manager for Southeast Asia. Mr. Robinson intends to spend all of his time on the Company's affairs.

     Peter Lynch has served as a director of the Company since its inception in May 1996. Since 1990 Mr. Lynch has held various management positions with Wang Biss Ltd. in the areas of system engineering, product marketing, and regional operations. Mr. Lynch intends to spend all of his time on the Company's affairs.

      Roderick Adams has served as a director of the Company since its inception in May 1996. In March 1998, Mr. Adams was appointed as a Director of Path 1 Network Technologies Inc., a start-up company, which is engaged in the business relating to computer, telephone and video networks. Since 1991 Mr. Adams has acted as a consultant to a number of companies seeking financing. Mr. Adams provides services and advice on corporate matters including fund raising, listings and quotes, investor and media relations. Mr. Adams intends to spend all of his time on the Company's affairs.


     Robin Elsom has served as a director of the Company since July 1998, before that he served as a director of Jyra Research Ltd., the Company's wholly-owned English subsidiary, since April 6, 1997. Prior to that time, Mr. Elsom was employed by Wang Laboratories where he reported to the President of Wang. Mr. Elsom was responsible for developing Service Management technologies, to be utilised by I-Net, the outsourcing division of Wang. Mr. Elsom was part of the technology evaluation team which undertook the $250 million acquisition of I-Net in 1996. Previously, Mr. Elsom was a founder and, from 1991, a Technical Director of BISS Ltd. In 1993, he was one of the directors who secured funding for, and successfully completed a management buy-out of, BISS Ltd. Mr Elsom intends to spend all of his time on the Company's affairs.


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

Item  11. EXECUTIVE  COMPENSATION.

                         SUMMARY COMPENSATION TABLE *

LONG-TERM
                                   ANNUAL COMPENSATION         COMPENSATION
                                    ------------------------------------------------
                                                                           AWARDS
                                                                        ------------
                                                                        SECURITIES
                              FISCAL            OTHER        ANNUAL     UNDERLYING       ALL OTHER
 NAME AND PRINCIPAL POSITION   YEAR  SALARY(1)  BONUS(1)  COMPENSATION    OPTIONS(#)  COMPENSATION
- ----------------------------- ------ ---------  --------  --------------- ----------   ---------------
Paul Robinson.................1999    46,500          0           0            0               0
  President and Chief         1998    46,500          0           0       30,000               0
  Executive Officer           1997    46,500          0           0            0               0

Peter Lynch    ...............1999    46,500          0           0            0               0
  Director, VP-Technical      1998    46,500          0           0       30,000               0
                              1997    46,500          0           0            0               0

Roderick Adams................1999    43,000          0           0            0               0
  Director, VP-Corp,          1998    43,000          0           0       30,000               0
  Development                 1997    43,000          0           0            0               0

Robin Elsom...................1999    46,500          0           0            0               0
  Director -VP Product        1998    46,500          0           0       30,000               0
  Development                 1997    46,500          0           0      300,000               0

Nigel Williams................1999    55,000     20,000           0            0               0
  Director VP Business        1998    55,000     20,000           0       30,000               0
  Development                 1997    13,750      5,000           0      125,000               0

 (1) *  All monetary amounts in this table are in English pounds sterling.

OPTION GRANTS TO EXECUTIVE OFFICERS

   Stock option grants made to any of the Named Executive Officers in the fiscal year ended December 31, 1999.

NONE


   Stock appreciation rights granted to the Named Executive Officers during such year.

NONE


OPTION EXERCISES AND FISCAL YEAR-END VALUES

   The following table sets forth information concerning the year-end number and value of unexercised options with respect to each of the Named Executive Officers. No options were exercised by the Named Executive Officers in fiscal year 1999

                                                        NUMBER OF
                                                       SECURITIES             VALUE OF
                                                       UNDERLYING            UNEXERCISED
                                                       UNEXERCISED          IN-THE-MONEY
                                                         OPTIONS               OPTIONS
                                                     AT FY-END(#)(1)       AT FY-END($)(2)
                                                   ------------------- -----------------------
                       NAME                         VESTED   UNVESTED    VESTED     UNVESTED
- ---------------------------------------------------------------------- ----------- -----------
Paul Robinson......................................30,000          0      46,875          -
Peter Lynch........................................30,000          0      46,875          -
Roderick Adams.....................................30,000          0      46,875          -
Robin Elsom.......................................180,000    150,000      46,875          -
Nigel Williams....................................123,750     31,250      46,875          -


(1) Each of the options listed in the table is immediately exercisable.

(2) Based on the fair market value of the Company's Common Stock at fiscal year end December 31, 1999 and such value is equal to the closing price ($7.0625 per share), as reported by the OTC Bulletin Board, less the exercise price payable for such shares.

PRINCIPAL STOCKHOLDERS


     The table below sets forth certain information regarding the beneficial ownership as of the date hereof and as adjusted to reflect the sale of Common Stock offered hereby, by (i) each person known by us to own beneficially five percent or more of the Common Stock, (ii) each of the Company's directors,
(iii) each of the Named Officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, (x) we believe that each of the beneficial owners of the Common Stock listed in the table, based on information furnished by such owner, has sole investment and voting power with respect to such shares, and (y) the address of the beneficial owner is the address of the principal executive offices of the Company. The information set forth in the table and accompanying footnotes has been furnished by the named beneficial owners.


NONE

Item  12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF MANAGEMENT (1) (2)


TITLE OF CLASS            NAME OF   AMOUNT AND              PERCENT
                 BENEFICIAL OWNER    NATURE OF                OF
                                     BENEFICIAL              CLASS
                                     OWNERSHIP

Common            Paul Robinson       1,500,000 (3)             11.2%
                  Hamilton House      Direct
                  111 Marlowes
                  Hemel Hempstead
                  Herts  HP1 1BB
                  United Kingdom


Common            Peter Lynch         1,500,000 (4)             11.2%
                  Hamilton House      Direct
                  111 Marlowes
                  Hemel Hempstead
                  Herts  HP1 1BB
                  United Kingdom

Common            Roderick Adams      1,490,000 (5)             11.1%
                  Hamilton House      Direct
                  111 Marlowes
                  Hemel Hempstead
                  Herts  HP1 1BB
                  United Kingdom

Common            Robin Elsom           255,000  (6)             1.9%
                  Hamilton House        Direct
                  111 Marlowes
                  Hemel Hempstead
                  Herts  HP1 1BB
                  United Kingdom

Common            Nigel Williams        123,750  (7)               *
                  Hamilton House        Direct
                  111 Marlowes
                  Hemel Hempstead
                  Herts  HP1 1BB
                  United Kingdom

All executive officers and directors as a group
 (5 persons)                          4,868,750                  36.4%

*  Less than one percent of the outstanding shares of Common Stock.

        NOTES - SECURITY OWNERSHIP OF MANAGEMENT

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 27, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing percentage ownership of each other person. To the Company's knowledge, the entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Percentage ownership is based on 13,372,486 shares of Common Stock outstanding on March 27, 2000.

(3) Includes 30,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 27, 2000.

(4) Includes 30,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 27, 2000.

(5) Includes 30,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 27, 2000.

(6) Includes 255,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 27, 2000.

(7) Includes 123,750 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 27, 2000.

Item 13.  Certain Relationships and Related Transactions.

     During January 1999, the Company loaned to Path 1 Network Technologies Inc. ("Path 1") $150,000. The loan, which did not bear interest, was repaid on March 16, 1999 having completed their second round of funding in February/March 1999. Mr. Paul Robinson, Chairman of the Board and Chief Executive Officer of the Company, and Mr. Roderick Adams, Director and Vice-President of Corporate Development of the Company, are directors of Path 1. The Company 277,018 shares of Path 1, which represents approximately 5% of Path 1's outstanding shares.

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

           10.04 Agreement dated March 26, 1998 between Jyra Research Inc. and Socrates Inc. Filed as exhibit 10.04 to Jyra Research Inc. Annual Report on Form 10K - filed March 31, 1999. SEC File No. 333-19183

           10.05 Heads of Agreement dated July 24, 1998 between Jyra Research Inc. and Siemens Nixdorf Informationssysteme AG. Filed as exhibit
10.05 to Jyra Research Inc. Annual Report on Form 10K - filed March 31, 1999. SEC File No. 333-19183

           10.06 Executive Stock Option Plan dated September 1, 1998. Filed as exhibit 10.06 to Jyra Research Inc. Annual Report on Form 10K - filed March 31, 1999.. SEC File No. 333-19183

           10.07 Path 1 Option Agreement Between Franklin S. Felber and Jyra Research Inc. dated January 25, 1999.

           10.08   Path 1 Lock-Up Agreement dated January 25, 1999


           21.01   Subsidiaries of the Registrant.

        The only subsidiary of the Registrant is Jyra Research Ltd., a corporation organised under the laws of the United Kingdom.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 or 15 (d) OF THE SECURITIES ACT OF 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised. IN THE TOWN OF HEMEL HEMPSTEAD, ENGLAND, ON March 29, 2000.
                                                 Jyra Research Inc.

                                                 /s/ Paul Robinson
                                                 ____________________
                                                 Paul Robinson,
                                                 President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                                  /s/ Paul Robinson
                                                  ____________________
                                                  Paul Robinson
                                                  President & CEO


                                                  /s/ Roderick Adams
                                                  _____________________
                                                  Roderick Adams
                                                 (Principal Financial
                                                  and Accounting Officer)
                                                  Director


                                                  /s/ Peter Lynch
                                                  _____________________
                                                  Peter Lynch
                                                  Director


                                                  /s/ Robin Elsom
                                                  _____________________
                                                  Robin Elsom
                                                  Director