Form 10-Q
period 2000-03-31
JYRA RESEARCH INC
filed 2000-05-15
CIK 1017334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

      __
     |_X_|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

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

    As of March 31, 2000 there were outstanding 13,372,486 shares of the Registrant's Common Stock (par value $0.001 per share).

                               Jyra Research Inc.
                                   FORM 10-Q
                                     INDEX

                                                                      PAGE NO.
                                                                      --------
          Cover Page                                                      1

          Index                                                           2


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -                         3
          March 31, 1999, March 31, 2000 and December 31, 1999

          Condensed Consolidated Statements of Income -                   4
          three months ended March 31, 1999, March 31, 2000, and Cumulative since Incorporation May 2, 1996

          Condensed Consolidated Statements of Cash Flows -               5
          Three months ended March 31, 1999, March 31, 2000
          and Cumulative since Incorporation May 2, 1996

          Consolidated Statement of Stockholders' Equity              6 - 7
          from Incorporation through March 31, 2000

          Notes to Condensed Consolidated Financial                   8 - 9
          Statements


         Item 2. Management's Discussion and Analysis of Financial 10 - 20 Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures                21
                 about market risk


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       22

         Item 2. Changes in Securities and Use of Proceeds.              22

         Item 3. Defaults upon Senior Securities                         22

         Item 4. Submission of Matters to Vote of Security Holders       23

         Item 5. Other Information                                       23

         Item 6. Exhibits and Reports                                    23

                 Signatures                                              24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED BALANCE SHEET March 31, 2000 (Unaudited)


                                                    March 31,99   March 31, 00  December 31, 99
  Current Assets
Cash & Cash Equivalents                                 536,672      242,457      673,372
Prepaid Expenses                                         71,172       49,287       51,655
Accounts Receivable                                     148,621      498,043      249,414
                                                     ----------   ----------   ----------
Total Current Assets                                    756,465      789,787      974,441

  Property & Equipment
Computers, Equipment & Motor Vehicles                   685,478      617,823      666,381
Less Accumulated Depreciation                           316,988      454,278      429,922
                                                     ----------   ----------   ----------
Net Property & Equipment                                368,490      163,545      236,459

  Other Assets
Available For Sale                                    1,059,875    1,059,875    1,059,875
                                                     ----------   ----------   ----------
                                        TOTAL ASSETS  2,184,830    2,013,207    2,270,775
                                                     ==========   ==========   ==========
  Current Liabilities
Accounts Payable                                        153,819      120,237      121,010
Accruals & Deferred Income                               85,470      194,074      153,042
Deferred Taxation on Investments                        312,782      312,782      312,782
Current Portion Of Long Term Lease Obligations           24,986       22,238       24,987
                                                     ----------   ----------   ----------
                           Total Current Liabilities    577,057      649,331      611,821

  Creditors
Long Term Lease Obligations                              32,955            0       15,101


Stockholders' Equity Common Stock $.001 par value
Authorised 20,000,000 shares Issued 13,017,471 shares at 31 March 1999 and 13,372,486 shares at 31 March 2000

Issued Ordinary Share Capital                             6,778        7,095        7,095
Paid In Capital                                       7,558,867    9,784,415    9,784,415
                                                     ----------   ----------   ----------
                                                      7,565,645    9,791,510    9,791,510

  Deficit Accumulated During
The Development Stage                                (6,649,957)  (9,311,606)  (8,814,132)
Accumulated other Comprehensive income                  659,130      883,972      666,475
                                                     ----------   ----------   ----------

Total Stockholders' Equity                            1,574,818    1,363,876    1,643,853
                                                     ----------   ----------   ----------

Total Liabilities & Stockholders' Equity              2,184,830    2,013,207    2,270,775
                                                     ==========   ==========   ==========

The Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and foot notes required by generally accepted accounting principles for complete financial statements. The accompanying notes are an integral part of these condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)

                    Period January 1,2000 Through March 31,2000
       Cumulative Period May 2, 1996(Date Of Inception) Through March 31, 2000

                                                    Three Months  Three Months   Cumulative to
                                                     ----------    ----------   ----------
                                                    March 31, 1999  March 31, 2000  March 31, 2000

Revenue                                                 115,382      434,957    1,893,620
                                                     ----------   ----------   ----------
Total Revenue                                           115,382      434,957    1,893,620

Cost Of Revenue                                           2,302       17,384       59,863
                                                     ----------   ----------   ----------
Total Cost Of Revenue                                     2,302       17,384       59,863
                                                     ----------   ----------   ----------
Gross Margin                                            113,080      417,573    1,833,757


Operating Expenses
Sales & Marketing                                       317,044      242,565    3,023,369
General & Administration                                153,296      128,453    2,749,689
Research & Development                                  308,146      266,091    4,563,288
                                                     ----------   ----------   ----------
Total Operating Costs                                  (778,486)    (637,109) (10,336,346)

Other Income/(Expenses)
Taxes other than Income Taxes                              (459)      (3,395)     (19,300)
Currency Exchange Differences                          (121,350)    (219,718)    (309,277)
Provision for Doubtful Debts                                  0            0     (164,699)
Interest Income/(Expense)                                (1,201)        (745)     236,348
Depreciation                                            (43,733)     (52,331)    (541,596)
Loss on Disposal of
Motor Vehicles                                                0      (1,749)     (10,493)
Total Other Income/(Expense)                           (166,743)    (277,938)    (809,017)
                                                     ----------   ----------   ----------
Loss Before Income Taxes                               (832,149)    (497,474)  (9,311,606)

Provision for Income Taxes                                    0            0            0
                                                     ----------   ----------   ----------
Net Loss                                               (832,149)    (497,474)  (9,311,606)
                                                     ==========   ==========   ==========

Earnings Per Share Of Common Stock

Average Shares Of Common Stock Outstanding           13,017,471   13,372,486
Loss Per Share Of Common Stock                            (0.06)       (0.04)



Consolidated Statement Of Comprehensive Losses (Unaudited)

                                                   Three Months    Three Months   Inception To
                                                  March 31, 1999  March 31, 1999  March 31, 2000
                                                    -------------------------------------------

Net Loss                                               (832,149)    (497,474)  (9,311,606)
Foreign Currency                                        109,138      217,497      303,090
Unrealised Gains on Securities                                0            0      580,882
                                                     ----------   ----------   ----------
Comprehensive Loss                                     (723,011)    (279,977)  (8,427,634)
                                                     ----------   ----------   ----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)


                Period January 1,2000 Through March 31, 2000
    Cumulative Period May 2, 1996(Date Of Inception) Through March 31, 1999

                                                   Three Months     Three Months
                                                  March 31, 1999   March 31, 2000  Cumulative

Cash Flows From Operating Activities

Net Loss                                               (832,149)     (497,474)   (9,311,606)


Adjustments To Reconcile Net Loss To Net Cash
Used For Operating Activities:
Depreciation                                             35,949        24,356       454,278
Decrease/(Increase) In Prepaid Expenses                  49,594         2,367       (49,287)
(Decrease)/Increase In Deferred Income  & Accruals      (82,339)       41,032       194,074
Increase/(Decrease) In Accounts Payable                      52       (18,623)      142,475
(Increase)/Decrease In Accounts Receivable               80,166      (248,629)     (498,041)
Decrease In Other Receivable                            322,500             0             0
                                                     ----------    ----------    ----------
                                                       (426,227)     (696,971)   (9,068,107)


Cash Flows From Investment Activities
Purchase/Disposal of Computers, Equipment & Vehicles     10,561        48,559      (617,822)


Cash Flows From Financing Activities
Proceeds From The Issuance Of Common Stock              288,750             0     9,625,298
Effects Of Exchange Rate Changes On Cash                109,138       217,497       303,089
                                                     ----------    ----------    ----------

Net (Decrease)/Increase In Cash & Cash Equivalents      (17,778)     (430,915)      242,457

Cash & Cash Equivalents At Beginning of Period          554,450       673,372             0
                                                     ----------    ----------    ----------
Cash & Cash Equivalents At End of Period                536,672       242,457       242,457
                                                     ----------    ----------    ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Consolidated Statement of Stockholders' Equity
               Period from Inception Through March 31, 2000 (Unaudited)

                                                                                     Deficit
                                                                                   Accumulated     Other
                                                    Common     Stock      Paid-In     During    comprehensive
                                                    Shares    Amount      Capital   Development    Income
                                                               0$            $           $           $
Balance At Inception                                     -           -           -            -           -

Net Loss from 2-May-96 to 31-Dec-96                      -           -           -     (347,692)          -

Issuance of Common Stock to 31-Dec-96
Public And Private Offerings:
May, 1996 At $.001 Per Share                     2,750,000       2,750           -            -           -

August, 1996 At $.40  Per Share                  2,392,500       2,393     954,607            -           -

December, 1996 At $3  Per Share                  1,000,000       1,000   2,999,000            -           -

Stock Issued As Commissions:
August, 1996 At $.40 Per Share                      91,000          91      36,309            -           -

November, 1996 At  $3 Per Share                     43,100          43     129,257            -           -

Issuance Expenses Of Capital  Stock                      -           -    (299,768)           -           -

Translation Adjustment For The Period                    -           -           -            -     (31,289)

Balance At 31-Dec-96                             6,276,600       6,277   3,819,405     (347,692)    (31,289)

September 8, 1997 Scrip Dividend
Share Issue 1 for 1                              6,276,600

November 25 Issuance of  Common
Stock at $8 Per Share                              315,000         315   2,519,685            -           -

Stock Issued As Commissions:
November. 1997 At $8 Per Share                      22,050          22     176,378            -           -

Issuance Expenses Of Capital  Stock                      -           -    (176,400)           -           -

Net Loss For The Period To 31-Dec-97                     -           -           -   (2,422,707)          -

Translation Adjustment
for the Period                                           -           -           -            -      23,837

Balance At 31-Dec-97                            12,890,250       6,614   6,339,068   (2,770,399)     (7,452)

May 1 Issuance of Common Stock
at $10.38 Per Share.                                16,000          16     166,195            -           -

December 23 Issuance of Common Stock
at $7.50 Per Share                                 103,000         103     772,397            -           -

Stock Issued as Commission
December. 1998 At $7.50 Per Share                    5,110           5      38,320            -           -

Issuance Expenses Of Capital Stock                       -           -     (45,824)           -           -

Net Loss For The Period To 31-December-98                -           -           -   (3,047,410)          -

Translation Adjustment
for the Period                                           -           -           -            -     (23,437)

Unrealised gain                                          -           -           -            -     580,882
                                                ----------  ----------  ----------   ----------  ----------
Balance At 31-December-98                       13,014,360       6,738   7,270,156   (5,817,809)    549,993
                                                ----------  ----------  ----------   ----------  ----------



                Consolidated Statement of Stockholders' Equity (con't)
               Period from Inception Through March 31, 2000 (Unaudited)


Deficit
                                                                                   Accumulated     Other
                                                    Common     Stock      Paid-In     During    comprehensive
                                                    Shares    Amount      Capital   Development    Income
                                                               0$            $           $           $
Brought forward Balance as
at 31- December -98                                   13,014,360        6,738    7,270,156  (5,817,809) 549,993

March 23 Issuance of Common Stock
at $7.50 Per Share.                                       30,000           30      224,970           -        -
Issuance Expenses Of Capital Stock                             -            -      (11,250)          -        -

March 31 Issuance of Common Stock
at $7.50 Per Share.                                       10,000           10       74,990           -        -

April 6 Issuance of Common Stock
at $7.50 Per Share                                        11,000           11       82,489           -        -

April 12 Issuance of Common Stock
at $7.50 Per Share                                         7,000            7       52,493           -        -

May 19 Issuance of Common Stock
at $7.50 Per Share                                        40,000           40      299,960           -        -

June 6 Issuance of Common Stock
at $7.50 Per Share .                                       4,200            4       31,496           -        -
 Issuance Expenses of Capital Stock                            -            -      (31,500)          -        -

July Issuance of Common Stock
at $7.50 Per Share.                                       70,000           70      524,930           -        -
Issuance Expenses of Capital Stock                             -            -      (23,125)          -        -

Aug Issuance of Common Stock
at $7.50 Per Share.                                       14,000           14      104,986           -        -

Sept Issuance of Common Stock
at $7.50 Per Share.                                      169,966          170    1,277,321           -        -
 Issuance Expenses of Capital Stock                            -            -      (88,250)          -        -

Oct Issuance of Common Stock at $7.50 Per Share.            1,960            1       14,699           -        -
Issuance Expense of Capital Stock.                                                 (14,700)          -        -

November Issuance Expense of Capital Stock.                   -            -       (5,250)          -        -

Net Loss For The Period
To 31-Dec-99                                                   -            -            -  (2,996,323)       -

Translation Adjustment
 For The Period                                                -            -            -           -  116,482
                                                     ----------   ----------   ----------  ---------- ----------
Balance at Dec 31, 1999                               13,372,486        7,095    9,784,415  (8,814,132) 666,475
                                                     ----------   ----------   ----------  ---------- ----------

Brought forward Balance as
at 31- December -99                                   13,372,486        7,095    9,784,415  (8,814,132) 666,475

Net Loss For The Period
To 31-Mar-00                                                   -            -            -    (497,474)       -

Translation Adjustment
 For The Period                                                -            -            -           -  217,497
                                                      ----------   ----------   ----------  ---------- --------
Balance at March 31, 2000                             13,372,486        7,095    9,784,415  (9,311,606) 883,972
                                                      ----------   ----------   ----------  ---------- --------


The accompanying notes are an integral part of these condensed consolidated financial statements.

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000

A.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Jyra Research Inc ("Jyra" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1999 included in the Company's Form 10K. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2000 (Cont)


During the 1st quarter 2000, 5,000 shares were granted at an option price per share of $8.00 to the following schedule:



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


At March 31, 2000 there were 814,000 shares under option plan for key employees.


At March 31, 2000 there were 186,000 shares available for future grants under the option plan for key employees.



Stock option plan for key executives

The Plan for key executives was adopted Sept 1, 1998. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted. The Plan allows for the grant of up to a total of 300,000 common shares.


During the 1st quarter 2000, no shares were granted to Key executives.


At March 31, 2000, there were 255,000 shares under option plan for key employees.

At March 31, 2000 there were 45,000 shares available for future grants under the option plan for key employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of section 27A of the Securities and Exchange Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which reflect the Company's current judgement on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under BUSINESS RISKS on page 30 and in the Company's Annual Report on Form 10K for the year ended December 31, 1999 which is on file with the Securities and Exchange Commission.

Certain Statements contained in this Quarterly Report on Form 10-Q, and the Annual Report on Form 10-K referred to above, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the BUSINESS RISKS on Page 20 and the "Financial Risk Management, "Potential Volatility in Operating Results, "Investments and Alliances, "Competition", "Research and Development", "Manufacturing", "Patents, Intellectual Property, and Licensing", "Future Growth Subject to Risks" and "Other Risk Factors" sections contained within the Annual Report, which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.


BUSINESS (INTRODUCTION)

Jyra Research Inc. ("Jyra" or the "Company") was incorporated on May 2, 1996 under the laws of Delaware. We are in the business of designing, developing, and marketing performance management solutions to:

      - provide a business oriented users view of network and internet performance for delivering networked applications, especially e-commerce with its requirement for a highly reliable service.

      - maximize network productivity, and

      - solve network and internet problems caused by the constant increase in traffic, combined with the growing complexity of networks and internet.

We believe these network and internet problems result in lost revenues and escalating costs across the corporate spectrum. We believe that current network management systems do not have the capability to directly detect and to effectively deal with these problems.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


Jyra has developed Service Management software for providing direct measurement of the quality of end-to-end application performance. This allows customers to effectively deliver reliable and fast e-commerce services, implement tangible service level agreements (SLAs), and to measure the improvements which technology investment has on user response time and hence business efficiency.

Networking and e-commerce is a multi-billion dollar global market where growth is spurred by the belief that the Internet is changing the way all people work, live, play and learn. Over the last few years, there has been a key shift in the role of the Internet and in how the Internet is perceived. What was once a fairly complex tool used by an elite group of highly technical individuals is now an everyday technology driving economic change globally by creating new jobs and market opportunities. Management believes that this trend and the response to this trend by the major telecommunications operators is the largest factor which will drive future sales of the Company's distributed application performance management products.


Background - History

We believe that existing network management devices are expensive, while being limited to carrying out a single function. Existing networks probe devices or network analysers require other devices for these products to work most effectively. Accordingly, the cost of deploying these network probes and related devices can be quite expensive.


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

We had a number of telecommunications companies at the initial stages of the sales process and had progressed with SwissCom, Switzerland and Teledanmark, Denmark, to initial customer deployment. Our strategy in focusing on telecommunication companies had provided us with a number of significant partners with whom we hoped that the Company could scale its revenues as they deploy product across their own customer base.

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

Our product development continued during 1998, to focus on addressing inherent scaling requirements of the telecommunication sector. With specific guidance from MCI, we began designing into our service monitoring tools an automated means of collecting response time between multiple groups of any two Cisco routers in the Internet. We were then able to announce this feature in June 1998.

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

The end of the third quarter ended September 30,1999, the Company started focussing, initially with PSINet, on delivering e-commerce monitoring services as a result of the growth in demand for monitoring e-commerce performance. This decision was reinforced in the light of the freeze in IT capital expenditure put in place by many companies in preparation for the millennium. It was anticipated that the freeze would have adverse affect on product sales. Management believes the fact that many companies are restricted from implementing new IT related projects during the millennium period will be offset by the demand for organisations to deliver e-Commerce services. Companies restricted by the freeze in IT capital expenditure consider services offered by a third party to be unaffected by the freeze. The Company sees this growth in e-commerce driving the need for Application Hosters to deliver service commitments based around the Company's products. The Management sees this resulting in increasing service revenues.

During the fourth quarter 1999 PSINet Inc launched Jyra In-Site, a performance monitoring solution from the Company. Jyra In-Site enables PSINet's customers to proactively manage the response times experienced by the exploding number of visitors to their web-site, thereby maximising their sales opportunity. Jyra charges PSINet a monthly fee per customer per Web page monitored. PSINet, one of the largest and Europe's fastest growing Application Service Providers "ASPs", selected Jyra as the basis for its customer "paid-for" service monitoring. This joint initiative is available to provide PSINet customers with new performance assured e-commerce services and opens up the rapidly growing e-commerce market for Jyra's performance monitoring solutions.

Jyra In-Site was a first-to-market service from PSINet which allows their hosted customers to receive performance reports detailing the response times experienced by their online visitors. This level of information allows PSINet's customers to scale their ability to serve customers in-line with their market opportunity. The need to manage the speed with which users can access web services is becoming critical. This is especially the case in the burgeoning e-Commerce market, whereby the speed of conducting a transaction is likened to waiting in a queue or holding on a phone.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


PSINet's Jyra In-Site Service was chosen during first Quarter 2000 by the Electronic Telegraph, one of Europe's largest electronic publications, to monitor their primary eCommerce web sites for user performance. PSINet's Jyra In-Site provides the Telegraph with a precise view of the extent and the frequency of peaks in reader interest. Jyra also provides a graphical view of performance for each component of the web process including networks, persistent sessions and load balancing. PSINet's Jyra In-Site service also helps the Electronic Telegraph perform at all times, delivering better service to readers and advertisers alike. This allows the Electronic Telegraph to expand their registered user base and market to expand while making optimal use of their IT systems. We believe that performance at peak times is critical to sites as they expand their commercial opportunities and grow their registered user base.

After the quarter end we announced that PSINet is expanding their Jyra In-Site service to include additional monitoring locations in the US and Europe. This follows the success of PSINet's Jyra In-Site service in the UK and carries it across to PSINet's Hosting Centres in Herndon, Virginia, United States and Amsterdam, Holland. Jyra has sales staff stationed at PSINet's London sales and hosting centre capitalising on the increasing interest in the company's product and working with PSINet on new Jyra based services.

As released in our 1999 - 10K, revenues for 1999 were $530,559. The commercial success of our new software released midway through the year was offset by a general freeze of purchasing in Jyra's key markets during the fourth quarter 1999. Although we had anticipated that the Year 2000 problem would affect our business, we were surprised, like many software suppliers, by the severity of the freeze. Many of our existing and potential customers had implemented up to a four month freeze. However, as the world was to discover, the millennium came and went with little effect.

In January 2000 we announced the release of Version 3 of our Service Management Architecture that monitors the performance of a complete eCommerce shopping experience. This new version embraces the functionality and security principles now being implemented by the world's most successful e-Commerce companies. Our Version 3 is geared towards companies who actually transact business over the Internet, satisfying the growing demand to be able to monitor all aspects of on-line shopping, on-line trading and e-commerce processes. Jyra has made significant progress since the release of Jyra's Version 3 product. The company has won contracts for its network performance solutions software both from European wireless service providers and from new high performance carriers in the USA. The company has been developing a new addition to the core product. The release of Jyrascope is scheduled during the second quarter 2000. JyraScope provides a new and innovative view of performance, providing multiple reports on a single view.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


In February 2000, we announced the launch of JyraTime, a new "Pay-as-you-use" time based licensing solution. JyraTime enables JyraTime Certified Partners to conduct short-term performance audits and troubleshooting. Jyra appointed 3net Ltd as the first accredited JyraTime Certified Partner. The JyraTime program allows a Certified Partner to buy short-term licenses of Jyra's high-end Version 3 product to conduct performance audits and troubleshooting. JyraTime will increase Jyra's reach and provides a means for the company to derive value from the increasing number of short-term performance audit requirements. These consultancy assignments are expected to be the precursor to a full product purchase. In Europe, a German Internet Service Provider
(ISP) has successfully deployed JyraTime within its national network, while, in the USA, new prospective partners have begun evaluating JyraTime as a replacement for traditional, less flexible alternatives. The JyraTime solution continues to generate a significant amount of interest from major computer manufactures and professional services consultancies. Consultant training has now been completed with a number of partners. Management anticipates significant accelerated growth in the rental option of its software during the second and third quarter 2000.

At the end of the first quarter 2000, YIPES Communications Inc., a leading optical IP network provider, announced that it had selected Jyra to ensure network quality of service, since Jyra helps guarantee superior management of Yipes' leading-edge optical IP network. Yipes selected our Service Management Architecture (SMA) as part of its premier network service management portfolio. Jyra software agents will be placed at every major point of presence (POP) on Yipes' next-generation network to monitor end-to-end network and application response time for its customers.

Yipes is widely recognised as the first national provider of fully scalable bandwidth-on-demand for business applications. With true bandwidth-on-demand, Yipes customers pay only for what they need. Yipes is the defining provider of a new class of managed optical IP networks. Yipes leverages the elegance of native Ethernet technology to provide service that is smoothly scalable (in 1 Mbps increments) from 1 Mbps to 1 Gbps, enabling the next generation of Internet services. Yipes' networks provide roughly twice the bandwidth at 80 percent of the price of traditional data communications services. Yipes received $90 million in funding from various financial investors and strategic investors Juniper Networks, Inc., Extreme Networks and Intel Capital.

Jyra wireless solutions are being used to monitor performance of next generation interactive mobile services such as General Packet Radio Service "GPRS"- data over mobile telephones, as well as WAP based services. Performance of wireless applications is increasingly regarded as a differentiator for mobile telecommunication companies delivering innovative interactive services. The general public sees performance of these services as critical for wider acceptance. Historically, poor performance has restricted the roll-out of e-commerce applications over mobile technology. Now, as a result of GPRS, mobile telecommunication companies can deliver high bandwidth services but must focus on delivering quality of service and improved content. Jyra's ability to monitor wireless applications is increasingly seen as a key differentiator and an essential component for wider acceptance of these services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


New mobile services are creating revolutionary business opportunities by providing a new channel to market for existing services and the possibility for totally new services that can reach customers 24 hours a day wherever they are. It has been estimated that in excess $15 Billion will be spent on GSM transmission equipment this year as mobile telecommunication companies compete to offer the best performing services delivering high speed e-commerce related Internet applications to the mobile user.

Europe, for the moment, leads the world in wireless service delivery. European manufacturers dominate the handset market and European wireless operators are delivering among the worlds most sophisticated services to a greater density of customers than anywhere else. The USA has led the Internet phenomenon. A new era is approaching in which the two biggest growth trends - the Internet and Wireless- are converging. As a result of this convergence wireless operators must deliver networks that support higher and higher performance Internet services to mobile phones. Management believe the company is well positioned to take advantage of this emerging market.

The recent auctions for new mobile service licenses in the UK raised over GBP 20 billion and provided an indication of the levels of revenue mobile companies expect to derive from these new services. To succeed of course services must perform for mobile users.

The company has historically emphasised product development over sales and marketing. Management now believe the company is now well positioned to partner with either marketing led companies, without Jyra's product capabilities or with more established companies looking to cement their position in the wireless sector by offering as broad a range of wireless products as soon possible. Management's current Business Plan for 2000 is heavily geared towards implementing an aggressive Sales & Marketing strategy to capitalise on its leading technology. The Company plans to fund its aggressive campaign through a mixture of sales revenue, strategic alliances and equity funding.


RESULTS OF OPERATIONS


Revenues for the first quarter increased 276% to $434,957 compared to $115,382 for the quarter ended March 31, 1999. In addition, the Company was pleased to see that bookings and orders (including service related backlog) exceeded $500,000 for the quarter ended March 31, 2000, surpassing management forecasts and general expectations.


Sales and Marketing expenses for the quarter ended March 31, 2000 decreased 23.4% to $242,565 compared to $317,044 for the quarter ended March 31, 1999. During the Quarter management took the opportunity to restructure its sales force to reflect the changing requirements and business demands of the customers that we serve.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


General and administrative expenses for the quarter ended March 31, 2000 decreased 16.2% to $128,453 compared to $153,296 for the quarter March 31, 1999, this reflected the general operating efficiency.


Research and development expenses decreased by 13.6% to $266,091 for the quarter ended March 31, 2000 compared to $308,146 for the three months period ended March 31, 1999. Although the Company continues to invest significant resources in the research and development area, this decrease in spending was due to a further levelling off of capital equipment purchasing. The Company continued to work on the its existing development program while expanding its ability to respond to the requirements of its major customers, and is actively recruiting additional development staff.


Interest income was ($745) in the quarter ended March 31, 2000. Interest has historically been paid quarterly in arrears from funds held on deposit and fixed term of one month or less. During the quarter, no funds were held on fixed term deposit. This interest payment relates to capital lease expenditure.


Earnings(Loss) per share for the quarter ended March 31, 2000 was ($0.04). The number of weighted average common shares outstanding was 13,372,486.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was ($696,970) for the three months ended March 31, 2000. The primary expenditure of this cash was to fund the operating expenses offset against initial revenue adjusted for depreciation, offset by Prepaid Expenses, Accounts Payable and Accounts receivable.

Net cash used in investing activities was $48,559 for the three months ended March 31, 2000. These funds were principally invested in additions to property and equipment.


As of March 31st, 2000, the Company's principal sources of liquidity included cash, cash equivalents, totalling $242,457. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company continues to meet its working capital requirements through its product sales revenue and financing transactions involving the private placement of equity securities. Management's current Business Plan for 2000 is heavily geared towards implementing an aggressive Sales & Marketing strategy to capitalise on its leading technology. The Company plans to fund its aggressive campaign through a mixture of sales revenue, strategic alliances and equity funding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


We believe that we will have sufficient working capital to fund current levels of operations through 2000, assuming the Company receives at least $3 million from product sales and financing transactions involving the private placement of equity securities. There can be no assurance the Company will be able to raise the necessary funds. The Company establishes its expenditure level based upon its expectations as future revenues and if revenue levels were below expectations this could cause expenses to be disproportionately high. Therefore, a decrease in near term demand or insufficient level of equity funding would adversely affect the Company's results of operations in 2000.

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

PART II.                       OTHER INFORMATION

                               Jyra Research Inc


Item 1. Legal Proceedings

On September 20, 1999, PATH 1 NETWORK TECHNOLOGY filed a complaint against several of its present and former officers, including Franklin Felber, former Treasurer and a former director, in the San Diego County (Calif.) Superior Court. This complaint, and all counterclaims arising out of it, have since been resolved as to all parties other than Dr. Felber.

The Path 1 complaint against Dr. Felber is for breach of oral contract, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, and unfair business practices, primarily in connection with the allocation of
founders' stock of Path 1. Path 1 are seeking damages.   Path 1 is seeking
damages. The present and former officers and directors of Path 1 under this complaint and cross-complaint are seeking or are expected to seek indemnification and advancement of defence expenses from Path 1. Pursuant to a November 9, 1999 filing with the Delaware Chancery Court, Dr. Felber is seeking to enforce his asserted rights to indemnification and advancement of defence expenses from Path1.

On November 29, 1999 Franklin Felber filed a cross-complaint (case no. GIC 735665) in the San Diego County (Calif.) Superior Court. The cross-complaint was against Path 1, Ron Fellman, Doug Palmer, Roderick Adams and Jyra for fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing, and misrepresentation in connection with the exercise in July 1999 by Jyra of its private option to purchase from Felber, for $4.00 per share, 255,640 shares of Path 1 common stock. We answered Franklin Felber's cross-complaint on February 7, 2000 by denying, generally and specifically, each and every allegation contained in the Cross-Complaint.

As of March 31, 2000, there are no other material legal proceedings pending against the Company that will have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.


Item 2. Changes in Securities and Use of Proceeds.

There has been no change or modification in the constituent instruments defining the rights of holders of neither the corporation's sole class of registered security nor any modification of the rights evidenced by such class by issuance or modification of any other class of securities.


Item 3. Defaults Upon Senior Securities

There has been no default of any nature upon any form neither of senior security nor in payment of interest or sinking or purchase fund instalment with respect to any indebtedness of the registrant, nor any other form of default upon any financial obligation.

PART II.                       OTHER INFORMATION (Con't)


Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.


Item 6. Form 8-K


       The Company did not file any reports on Form 8-K during the three months ended March 31,2000.

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

                                                  May 15, 2000





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

                                                  May 15, 2000