Form 10-Q
period 2000-06-30
JYRA RESEARCH INC
filed 2000-08-14
CIK 1017334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

      __
     |_X_|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

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

    As of June 30, 2000 there were outstanding 13,997,586 shares of the Registrant's Common Stock (par value $0.001 per share).

                               Jyra Research Inc.
                                   FORM 10-Q
                                     INDEX

                                                                      PAGE NO.
                                                                      --------
          Cover Page                                                      1

          Index                                                           2


PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets -
          June 30, 1999, June 30, 2000 and December 31, 1999              3

          Condensed Consolidated Statements of Income -
          three months ended June 30 1999, June 30 2000
          six months ended June 30 1999, June 30 2000
          and Cumulative since Incorporation May 2, 1996                  4

          Condensed Consolidated Statements of Cash Flows -
          Six months ended June 30, 1999, June 30, 2000,
          and Cumulative since Incorporation May 2, 1996                  5

          Consolidated Statement of Stockholders' Equity              6 - 8
          from Incorporation through June 30, 2000

          Notes to Condensed Consolidated Financial
          Statements                                                 9 - 10



         Item 2. Management's Discussion and Analysis of Financial 11 - 22 Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures                23
                 about market risk


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       24

         Item 2. Changes in Securities and Use of Proceeds.              24

         Item 3. Defaults upon Senior Securities                         24

         Item 4. Submission of Matters to Vote of Security Holders       25

         Item 5. Other Information                                       25

         Item 6. Exhibits and Reports                                    25

                 Signatures                                              26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED BALANCE SHEET June 30, 2000 (Unaudited)

                                                     June 30, 99   June 30,00  December 31, 99
Current Assets
Cash & Cash Equivalents                                 231,161     1,695,233      673,372
Prepaid Expenses                                         76,519        54,856       51,655
Accounts Receivable                                     135,487       170,911      249,414
                                                     ----------    ----------   ----------
Total Current Assets                                    443,167     1,921,000      974,441

Property & Equipment
Computers, Equipment & Motor Vehicles                   687,693       599,542      666,381
Less Accumulated Depreciation                           357,232       461,665      429,922
                                                     ----------    ----------   ----------
Net Property & Equipment                                330,461       137,877      236,459

Other Assets
Available For Sale                                    1,059,875     1,059,875    1,059,875
                                                     ----------    ----------   ----------
Total Assets                                          1,833,503     3,118,752    2,270,775
                                                     ==========    ==========   ==========
Current Liabilities
Accounts Payable                                        157,280        98,646      121,010
Accruals & Deferred Income                               78,453       149,339      153,042
Deferred Taxation on Investments                        312,782       312,782      312,782
Current Portion Of Long Term Lease Obligations           24,987        18,146       24,987
                                                     ----------    ----------   ----------
Total Current Liabilities                               573,502       578,913      611,821

Creditors
Long Term Lease Obligations                              26,087             0       15,101


Stockholders' Equity
Common Stock $.001 par value
Authorised 20,000,000 shares
Issued 13,116,560 shares at 30 June 1999
and 13,997,586 shares at 30 June 2000
Issued Ordinary Share Capital                             6,840         7,720        7,095
Paid In Capital                                       7,993,805    11,566,140    9,784,415
                                                     ----------    ----------   ----------
                                                      8,000,645    11,573,860    9,791,510

Deficit Accumulated During
The Development Stage                                (7,480,745)  (10,277,385)  (8,814,132)
Accumulated other Comprehensive income                  714,014     1,243,364      666,475
                                                     ----------    ----------   ----------

Total Stockholders' Equity                            1,233,914     2,539,839    1,643,853
                                                     ----------    ----------   ----------

Total Liabilities & Stockholders' Equity              1,833,503     3,118,752    2,270,775
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

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)

                    Period January 1,2000 Through June 30, 2000
       Cumulative Period May 2, 1996(Date Of Inception) Through June 30, 2000

                                                    Three Months Three Months  Six Months   Six Months   Inception to
                                                     ----------    ----------   ----------   ----------   ----------
                                                   June 30, 99  June 30, 00   June 30, 99  June 30, 00  June 30, 2000

Revenue                                                  93,073       111,031      208,455      545,988    2,004,651
                                                     ----------    ----------   ----------   ----------   ----------
Total Revenue                                            93,073       111,031      208,455      545,988    2,004,651

Cost Of Revenue                                              71          (384)       2,373       17,000       59,479
                                                     ----------    ----------   ----------   ----------   ----------
Total Cost Of Revenue                                        71          (384)       2,373       17,000       59,479
                                                     ----------    ----------   ----------   ----------   ----------
Gross Margin                                             93,002       111,415      206,082      528,988    1,945,172


Operating Expenses
Sales & Marketing Costs                                 317,797       250,085      634,841      492,650    3,273,454
General & Administration                                182,546       160,594      335,842      289,047    2,910,283
Research & Development                                  313,921       285,844      622,067      551,935    4,849,132
                                                     ----------    ----------   ----------   ----------   ----------
Total Operating Costs                                  (814,264)     (696,523)  (1,592,750)  (1,333,632) (11,032,869)

Other Income/(Expenses)
Taxes other than Income Taxes                            (1,020)         (190)      (1,479)      (3,585)     (19,490)
Currency Exchange Differences                           (74,543)     (395,014)    (195,893)    (614,732)    (704,291)
Provision for Doubtful Debts                                  0             0            0            0     (164,699)
Interest Income/(Expense)                                 9,246        41,070        8,045       40,325      277,418
Depreciation                                            (43,209)      (27,038)     (86,942)     (79,369)    (568,634)
Loss on Disposal of
Motor Vehicles                                                0           501            0       (1,248)      (9,992)
                                                     ----------    ----------   ----------   ----------   ----------
Total Other Expense                                    (109,526)     (380,671)    (276,269)    (658,609)  (1,189,688)


                                                     ----------    ----------   ----------   ----------   ----------
Loss Before Income Taxes                               (830,788)     (965,779)  (1,662,937)  (1,463,253) (10,277,385)

Provision for Income Taxes                                    0             0            0            0            0
                                                     ----------    ----------   ----------   ----------   ----------
Net Loss                                               (830,788)     (965,779)  (1,662,937)  (1,463,253) (10,277,385)
                                                     ==========    ==========   ==========   ==========   ==========
Earnings Per Share Of Common Stock
Average Shares Of                                    13,090,964    13,649,659   13,054,424   13,511,072
Common Stock Outstanding
Loss Per Share Of                                         (0.06)        (0.07)       (0.13)       (0.11)
Common Stock


Consolidated Statement Of Comprehensive Losses (Unaudited)



                                                    Three Months Ended June 30Six Months Ended June 30  Inception To
                                                            1999          2000         1999         2000June 30, 2000
                                                    ---------------------------------------------------------------
Net Loss                                               (830,788)     (965,779)  (1,662,937)  (1,463,253) (10,277,385)

Foreign Currency                                         54,884       359,391      164,022      576,888      662,481

Unrealised Gains on Securities                                0             0            0            0      580,882
                                                     ----------    ----------   ----------   ----------   ----------
Comprehensive Loss                                     (775,904)     (606,388)  (1,498,915)    (886,365)  (9,034,022)
                                                     ----------    ----------   ----------   ----------   ----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)


                Period January 1,2000 Through June 30, 2000
    Cumulative Period May 2, 1996(Date Of Inception) Through June 30, 2000


                                                           Six Months
                                                    -------------------------
                                                    June 30, 99   June 30, 00    Cumulative
Cash Flows From Operating Activities
Net Loss                                             (1,662,937)   (1,463,253) (10,277,385)
Adjustments To Reconcile Net Loss To Net Cash
Used For Operating Activities:
Depreciation                                             76,193        31,743      461,665
Decrease/(Increase) In Prepaid Expenses                  44,247        (3,201)     (54,856)
(Decrease)/Increase In Deferred Income                  (89,356)       (3,703)     149,339
 & Accruals
Increase/(Decrease) In Accounts Payable                  (3,355)      (44,306)     116,792
Decrease/(Increase)  In Accounts Receivable              93,300        78,503     (170,909)
Decrease In Other Receivable                            322,500             0            0
                                                     ----------    ----------   ----------
                                                     (1,219,408)   (1,404,217)  (9,775,354)

Cash Flows From Investment Activities
Purchase/Disposal                                         8,347        66,839     (599,542)
 of Computers, Equipment & Vehicles
Cash Flows From Financing Activities
Proceeds From The Issuance Of Common Stock              723,750     1,782,350   11,407,648
                                                     ----------    ----------   ----------
Effects Of Exchange Rate Changes On Cash                164,022       576,888      662,480
                                                     ----------    ----------   ----------
Net (Decrease)/Increase In Cash & Cash                 (323,289)    1,021,860    1,695,232
 Equivalents
Cash & Cash Equivalents At Beginning                    554,450       673,372            0
of Period                                            ----------    ----------   ----------
Cash & Cash Equivalents At End of Period                231,162     1,695,232    1,695,232
                                                     ----------    ----------   ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Consolidated Statement of Stockholders' Equity
               Period from Inception Through June 30, 2000 (Unaudited)

                                                                                           Deficit
                                                                                           Accumulated  Other
                                                    Common      Stock         Paid-In      During       Comprehensive
                                                    Shares      Amount        Capital      Development  Income
                                                               0$             $            $            $
Balance At Inception                                           -             -            -            -            -

Net Loss from 2-May-96 to 31-Dec-96                            -             -            -    (347,692)            -

Issuance of Common Stock to 31-Dec-96
Public And Private Offerings:
May, 1996 At $.001 Per Share                           2,750,000         2,750            -            -            -

August, 1996 At $.40  Per Share                        2,392,500         2,393      954,607            -            -

December, 1996 At $3  Per Share                        1,000,000         1,000    2,999,000            -            -

Stock Issued As Commissions:
August, 1996 At $.40 Per Share                            91,000            91       36,309            -            -

November, 1996 At  $3 Per Share                           43,100            43      129,257            -            -

Issuance Expenses Of Capital  Stock                            -             -    (299,768)            -            -

Translation Adjustment For The Period                          -             -            -            -     (31,289)

Balance At 31-Dec-96                                   6,276,600         6,277    3,819,405    (347,692)     (31,289)

September 8, 1997 Scrip Dividend
Share Issue 1 for 1                                    6,276,600             -            -            -            -

November 25 Issuance of  Common
Stock at $8 Per Share                                    315,000           315    2,519,685            -            -

Stock Issued As Commissions:
November. 1997 At $8 Per Share                            22,050            22      176,378            -            -

Issuance Expenses Of Capital  Stock                            -             -    (176,400)            -            -

Net Loss For The Period To 31-Dec-97                           -             -            -  (2,422,707)            -

Translation Adjustment
for the Period                                                 -             -            -            -       23,837

Balance At 31-Dec-97                                  12,890,250         6,614    6,339,068  (2,770,399)      (7,452)

May 1 Issuance of Common Stock
at $10.38 Per Share.                                      16,000            16      166,195            -            -

December 23 Issuance of Common Stock
at $7.50 Per Share                                       103,000           103      772,397            -            -

Stock Issued as Commission
December. 1998 At $7.50 Per Share                          5,110             5       38,320            -            -

Issuance Expenses Of Captial Stock                             -             -     (45,824)            -            -

Net Loss For The Period To 31-December-98                      -             -            -  (3,047,410)            -

Translation Adjustment
for the Period                                                 -             -            -            -     (23,437)

Unrealised gain                                                -             -            -            -      580,882
                                                     ----------    ----------   ----------   ----------   ----------
Balance At 31-December-98                             13,014,360         6,738    7,270,156  (5,817,809)      549,993
                                                     ----------    ----------   ----------   ----------   ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                Consolidated Statement of Stockholders' Equity (con't)
               Period from Inception Through June 30, 2000 (Unaudited)


                                                                                           Deficit
                                                                                           Accumulated  Other
                                                    Common      Stock         Paid-In      During       Comprehensive
                                                    Shares      Amount        Capital      Development  Income
                                                               0$             $            $            $
Brought forward Balance as
at 31- December -98                                   13,014,360         6,738    7,270,156  (5,817,809)      549,993

March 23 Issuance of Common Stock
at $7.50 Per Share.                                       30,000            30      224,970            -            -
Issuance Expenses Of Capital Stock                             -             -     (11,250)            -            -

March 31 Issuance of Common Stock
at $7.50 Per Share.                                       10,000            10       74,990            -            -

April 6 Issuance of Common Stock
at $7.50 Per Share                                        11,000            11       82,489            -            -

April 12 Issuance of Common Stock
at $7.50 Per Share                                         7,000             7       52,493            -            -

May 19 Issuance of Common Stock
at $7.50 Per Share                                        40,000            40      299,960            -            -

June 6 Issuance of Common Stock
at $7.50 Per Share .                                       4,200             4       31,496            -            -
 Issuance Expenses of Capital Stock                            -             -     (31,500)            -            -

July Issuance of Common Stock
at $7.50 Per Share.                                       70,000            70      524,930            -            -
 Issuance Expenses of Capital Stock                            -             -     (23,125)            -            -

Aug Issuance of Common Stock
at $7.50 Per Share.                                       14,000            14      104,986            -            -

Sept Issuance of Common Stock
at $7.50 Per Share.                                      169,966           170    1,277,321            -            -
 Issuance Expenses of Capital Stock                            -             -     (88,250)            -            -

Oct Issuance of Common Stock
at $7.50 Per Share.                                        1,960             1       14,699            -            -
 Issuance Expenses of Capital Stock                            -             -     (14,700)            -            -

November Issuance Expenses of Capital Stock                    -             -      (5,250)            -            -

Net Loss For The Period
To 31-Dec-99                                                   -             -            -  (2,996,323)            -

Translation Adjustment
 For The Period                                                -             -            -            -      116,482
                                                     ----------    ----------   ----------   ----------   ----------
Balance at Dec 31, 1999                               13,372,486         7,095    9,784,415  (8,814,132)      666,475
                                                     ----------    ----------   ----------   ----------   ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

               Consolidated Statement of Stockholders' Equity
               Period from Inception Through June 30, 2000 (Unaudited)

                                                                                           Deficit
                                                                                           Accumulated  Other
                                                    Common      Stock         Paid-In      During       Comprehensive
                                                    Shares      Amount        Capital      Development  Income
                                                    $           $             $            $            $
Brought forward Balance as
at 31- December -99                                   13,372,486         7,095    9,784,415  (8,814,132)      666,475

May Issuance of Common Stock                             208,700           209      626,100            -            -
at $3.00 Per Share

June Issuance of Common Stock                            416,400           416    1,249,200            -            -
at $3.00 Per Share
 Issuance Expenses of Capital Stock                            -             -     (92,950)            -            -

Net Loss For The Period
To June 30, 00                                                 -             -            -  (1,463,254)            -

Translation Adjustment
 For The Period                                                -             -            -            -      576,888
                                                     ----------    ----------   ----------   ----------   ----------
Balance at June 30, 2000                              13,997,586         7,720   11,566,765 (10,277,386)    1,243,363
                                                     ----------    ----------   ----------   ----------   ----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

A.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Jyra Research Inc ("Jyra" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1999 included in the Company's Form 10K. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000 (Cont)


During the 2nd quarter 2000, no shares were granted to key employees.


The number of shares for which options may be granted cannot exceed 1,000,000 shares of the Company's common stock. The Plan shall terminate on the tenth anniversary of its original effective date, July 20, 1996, after which no awards may be granted.


At June 30, 2000 there were 814,000 shares under option plan for key employees.


At June 30, 2000 there were 186,000 shares available for future grants under the option plan for key employees.



Stock option plan for key executives

The Plan for key executives was adopted Sept 1, 1998. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted. The Plan allows for the grant of up to a total of 300,000 common shares.


During the 2nd quarter 2000, no shares were granted to Key executives.


At June 30, 2000, there were 255,000 shares under option plan for key executives.


At June 30, 2000 there were 45,000 shares available for future grants under the option plan for key executives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of section 27A of the Securities and Exchange Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which reflect the Company's current judgement on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under BUSINESS RISKS on page 22 and in the Company's Annual Report on Form 10K for the year ended December 31, 1999 which is on file with the Securities and Exchange Commission.

Certain Statements contained in this Quarterly Report on Form 10-Q, and the Annual Report on Form 10-K referred to above, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the BUSINESS RISKS on Page 22 and the "Financial Risk Management, "Potential Volatility in Operating Results, "Investments and Alliances, "Competition", "Research and Development", "Manufacturing", "Patents, Intellectual Property, and Licensing", "Future Growth Subject to Risks" and "Other Risk Factors" sections contained within the Annual Report, which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.


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


PRODUCT APPLICATION

1. Mid-Level Manager Service Level Monitoring
2. Diagnosis Pack Diagnostic
3. Analysis Pack Diagnostic
4. Probe Diagnostic
5. Service Level Manager

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


Service Level Monitoring

As the Company began detailed design work for each of the products listed above, we shared our plans with a number of its major potential customers, in order to obtain their input at an early stage. We learned from this input and from our own research that customer demand was much stronger for service level monitoring products than it was for diagnostic products. In particular, we believed that the demand for products that monitored network performances in support of commercial service level agreements would be much greater than purely diagnostic devices. Accordingly, we emphasised development of the Mid-Level Manager and Service Level Manager and launched an initial version of the Mid-Level Manager during the second quarter of 1997. The Mid-Level Manager was designed to provide an interface between the raw statistics gathered at a probe and the presentation layer software used to display this data. The Mid-Level Manager supports (i) RMON data capture interface, allowing data capture from existing RMON probes, and (ii) SNMP data capture interface allowing data capture from existing SNMP devices. At that time the Company is not expending any material resources on the development of the Diagnosis Pack, Analysis Pack or Probe. Version 1.0 of the Mid-Level Manager was purchased, in small quantities, by, among others, MCI, Glaxo and British Telecom. The Service Level Manager initially focused on measuring and reporting on response time as experienced by network users. Throughout 1997 we continued to work closely with major potential customers, particularly telecommunications companies, to learn more about their needs, with a view towards incorporating their requirements in the Company's products. This process resulted in the Company arriving at the concept of a Services Management Architecture ("SMA").


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


In the second half of 1998, we improved product performance and reliability, and added features specifically to meet the needs of the telecommunications industry. We felt confident that we had a product set that could be delivered through a scaleable business model involving telecommunications companies, and high end value added resellers such as Siemens Nixdorf Informationssysteme AG, Switzerland. The Company's ability to attract significant telecommunications partners and established companies such as Siemens is encouraging and management believes it could provide a strong basis for future sales growth.

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

During the second quarter 2000 we announced that PSINet were expanding their Jyra In-Site service to include additional monitoring locations in the US and Europe. This carries it across to PSINet's Hosting Centres in Herndon, Virginia, United States and Amsterdam, Holland. Jyra has sales staff stationed at PSINet's London sales and hosting centre capitalising on the increasing interest in the Company's product and working with PSINet on new Jyra based services. While there has been a slower than expected uptake for this service management believes that there is a strong demand for this kind of service.

During the first quarter 2000 we announced the release of Version 3 of our Service Management Architecture that monitors the performance of a complete eCommerce shopping experience. This new version embraces the functionality and security principles now being implemented by the world's most successful e-Commerce companies. Our Version 3 is geared towards companies who actually transact business over the Internet, satisfying the growing demand to be able to monitor all aspects of on-line shopping, on-line trading and e-commerce processes. Jyra has made significant progress since the release of Jyra's Version 3 product. The company has won contracts for its network performance solutions software both from European wireless service providers and from a new high performance carrier in the USA. The company has been developing a new addition to the core product. Jyrascope was released during the second quarter 2000. JyraScope provides a new and innovative view of performance, providing multiple reports on a single view.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


During the first quarter 2000, we announced the launch of JyraTime, a new "Pay-as-you-use" time based licensing solution. JyraTime enables JyraTime Certified Partners to conduct short-term performance audits and troubleshooting. Jyra appointed 3net Ltd as the first accredited JyraTime Certified Partner. The JyraTime program allows a Certified Partner to buy short-term licenses of Jyra's high-end Version 3 product to conduct performance audits and troubleshooting. JyraTime will increase Jyra's reach and provides a means for the Company to derive value from the increasing number of short-term performance audit requirements. These consultancy assignments are expected to be the precursor to a full product purchase. In Europe, a German Internet Service Provider (ISP) has successfully deployed JyraTime within its national network, while, in the USA, new prospective partners have begun evaluating JyraTime as a replacement for traditional, less flexible alternatives. The JyraTime solution continues to generate a significant amount of interest from major computer manufactures and professional services consultancies. Consultant training has now been completed with a number of partners. Management anticipates significant accelerated interest in the rental option of its software during 2000.

During the second quarter 2000, YIPES Communications Inc., a leading optical IP network provider, announced that it had selected Jyra to ensure network quality of service, since Jyra helps guarantee superior management of Yipes' leading-edge optical IP network. Yipes selected our Service Management Architecture (SMA) as part of its premier network service management portfolio. Jyra software agents will be placed at every major point of presence (POP) on Yipes' next-generation network to monitor end-to-end network and application response time for its customers.

Yipes is one of the first national provider of fully scalable bandwidth-on-demand for business applications. With true bandwidth-on-demand, Yipes customers pay only for what they need. Yipes is the defining provider of a new class of managed optical IP networks. Yipes leverages the elegance of native Ethernet technology to provide service that is smoothly scalable (in 1 Mbps increments) from 1 Mbps to 1 Gbps, enabling the next generation of Internet services. Yipes' networks provide roughly twice the bandwidth at 80 percent of the price of traditional data communications services. Yipes received $90 million in funding from various financial investors and strategic investors Juniper Networks, Inc., Extreme Networks and Intel Capital.

Jyra wireless solutions are being used to monitor performance of next generation interactive mobile services such as General Packet Radio Service "GPRS"- data over mobile telephones, as well as WAP based services. Performance of wireless applications is increasingly regarded as a differentiator for mobile telecommunication companies delivering innovative interactive services. Management believes the general public sees performance of these services as critical for wider acceptance and historically, poor performance has restricted the roll-out of e-commerce applications over mobile technology. Now, as a result of GPRS, mobile telecommunication companies can deliver high bandwidth services but must focus on delivering quality of service and improved content. We believe Jyra's ability to monitor wireless applications is increasingly seen as a key differentiator and an essential component for wider acceptance of these services.

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

Europe, for the moment, leads the world in wireless service delivery. European manufacturers dominate the handset market and European wireless operators are delivering among the worlds most sophisticated services to a greater density of customers than anywhere else. The USA has led the Internet phenomenon. A new era is approaching in which the two biggest growth trends the Internet and Wireless is converging. As a result of this convergence wireless operators, to remain competitive, must deliver networks that support higher and higher performance Internet services to mobile phones. Management believe the company is well positioned to take advantage of this emerging market with the implementation of a customised system already taking place on client site. Management believe the company is now well positioned to partner with either marketing led companies, without Jyra's product capabilities or with more established companies looking to cement their position in the wireless sector by offering a broad range of wireless products and services as soon as possible.

The company has historically emphasised product development over sales and marketing. Management's current Business Plan for 2000 is heavily geared towards implementing an aggressive Sales & Marketing strategy to capitalise on its leading technology. Intrinsic to this strategy is the requirement to have a strong and highly skilled sales force. During the Quarter ended
June 30, 2000 the Company has aggressively prosecuted the initial programme of changes which Management believe to be required to provide a high calibre sales force.

On 23rd June, 2000 the Company was pleased to announce the appointment of Roderick "Archie" Adams as its C.E.O. Mr Adams took up the role from Paul Robinson allowing Mr Robinson to focus on vital Business development activities. The Company believes Mr Adams forthright style is necessary to drive the ongoing changes in structure and focus required by the Business Plan. One of the immediate results has been the engagement of Alttitude to provide process and direction at this critical time for Jyra. In addition, Murdo Macdonald a partner and Director of Alttitude is acting as the Company's Sales Director. The Company believes Mr Macdonald brings to bear considerable sales and sales management experience in the telecommunications and networking industry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


Shortly after the appointment of ALTTITUDE the Company was pleased to announce that Mr Joop van Kammen has joined Jyra as Chief Operating Officer (COO) and member of the Company's Board. Mr van Kammen principally carries the overall responsibility of the sales strategy necessary to aggressively and effectively drive Jyra's Performance Solution into a dominant position initially in the European Service Provider market. Mr van Kammen brings unprecedented knowledge and experience from the European Service provider market. Previously Mr van Kammen held the position as Vice President Technology/Business Strategy of World Online International B.V reporting directly to the CEO, until he tended his resignation in March 2000, prior to the World Online Initial Public Offering (IPO) when it raised in excess of $2.5 Billion. In concert with these appointments an aggressive recruitment campaign was initiated to furnish the Company with high calibre sales executives required for the Companies sales force. The Company believes that this rapid pace of change will continue through 2000.

The few changes which have occurred already have dramatically increased the Companies coverage and understanding of the Service Provider market allowing a focused drive in the Service Provider space to occur.


RESULTS OF OPERATIONS

Revenues for the six months ended June 30, 2000 was $545,988 compared to $208,455 for the six months ended June 30, 1999. Revenues for the second quarter ended June 30, 2000 was $111,031 compared to $93,073 for the quarter ended June 30, 1999. The revenues for the quarter ended June 30, 2000 initiated radical steps to be taken to accelerate the reorganisation of the salesforce.


Sales and Marketing expenses for the quarter ended June 30, 2000 was $250,085 compared to $317,797 for the quarter ended June 30, 1999. Sales and Marketing expenses for the six months ended June 30, 2000 was $492,650 compared to $634,841 for the six months ended June 30, 1999. During the Quarter management took action to restructure its sales force to reflect the changing requirements and business demands of the customers that we serve. These changes have been aggressively perused after the quarter end June 30, 2000. Management continues the challenging task of building a world class sales team that the Company's technology requires. We anticipate releasing further confirmation of these positive changes during the current quarter.


General and administrative expenses for the quarter ended June 30, 2000 was $160,594 compared to $182,546 for the quarter ended June 30, 1999. General and administrative expenses for the six months ended June 30, 2000 was $289,047 compared to $335,842 for the six months ended June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


Research and Development expenses for the quarter ended June 30, 2000 was $285,844 compared to $313,921 for the quarter ended June 30, 1999. Research and Development expenses for the six months ended June 30, 2000 was $551,935 compared to $622,067 for the six months ended June 30, 1999. The Company continued to work on its existing development program, and is actively recruiting additional development staff.


Interest income was $41,070 in the quarter ended June 30, 2000. The interest was generated from funds held on deposit and fixed term of one month or less.


Earnings(Loss) per share for the quarter ended June 30, 2000 was ($0.07). The number of weighted average common shares outstanding was 13,649,659.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was ($1,404,217) for the six months ended June 30, 2000. The primary expenditure of this cash was to fund the operating expenses offset against initial revenue adjusted for depreciation, offset by Prepaid Expenses, Accounts Payable and Accounts receivable.

Net cash used in investing activities was $66,839 for the six months ended June 30, 2000. These funds were principally invested in additions to property and equipment.

RECENT SALES OF UNREGISTERED SECURITIES
During the quarter ended June 30, 2000 the Company sold 625,100 common shares at $3.00 per share to financial institutions and accredited investors for total proceeds of $1,875,300.

As of June 30, 2000, the Company's principal sources of liquidity included cash, cash equivalents, totalling $1,695,233. The Company currently has no outstanding bank borrowings and has no established lines of credit.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


We believe that we will have sufficient working capital to fund current levels of operations through 2001, assuming the Company receives at least $3 million from product sales and financing transactions involving the private placement of equity securities. There can be no assurance the Company will be able to raise the necessary funds. The Company establishes its expenditure level based upon its expectations as future revenues and if revenue levels were below expectations this could cause expenses to be disproportionately high. Therefore, a decrease in near term demand or insufficient level of equity funding would adversely affect the Company's results of operations in 2000.

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


Share exchange with Path 1 Network Technologies Inc.

The Company has entered into an agreement dated March 16, 1998 (the "Agreement") with Path 1 Network Technologies Inc. ("Path 1"). Path 1 was incorporated on January 30, 1998 under the laws of Delaware. Path 1 is developing technology to enable existing and new computer, telephone and video broadcast (including cable TV) networks and systems to each transmit all three types of information over one line at the same time with excellent quality of service, and provide expanded capabilities. Path 1 is developing technology to act as a "traffic cop," prioritising packet flow, eliminating traffic congestion and packet collision of digital information. The Agreement allowed for Jyra to make a strategic investment in Path 1 and for Path 1 to make a strategic investment in Jyra by Path 1 exchanging its Preferred Stock for common stock of Jyra. The agreement became effective on April 21, 1998. The Board of Directors of Path 1 approved the creation of a class of Preferred Stock to be issued upon the completion of the Path 1 initial Offering (April 1998 at $0.60 per common share) in order to fulfil its obligations under the agreement for the purpose of Path 1 making a strategic investment in Jyra, and for Jyra making a strategic investment in Path 1. The Preferred Stock issued to Jyra was non-assignable for 2 years, non-voting and does not bear interest. The Preferred Stock could be converted at Jyra's option, into 277,018 Shares. The Preferred Stock also provided that Path 1 shall neither issue any debt securities for a period of two (2) years from the completion of the Offering, nor issue any warrants in connection with an equity financing, without Jyra's consent, which would not be unreasonably withheld. We converted our 10 preference shares into common shares and received a certificate for 277,018 common shares during December 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial
Statements".

During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company is still in the process of assessing the detailed impact of SAB 101 on its financial statements Implementation of guidance prescribed in the Bulletin and which all registrants are expected to apply, may result in a change in the Company's revenue recognition policy. Because the Company has complied with US generally accepted accounting principals for its historical revenue recognition, any change in its revenue recognition policy resulting from SAB 101, as amended in March 2000 by SAB 101A, will be reported in the quarter ending June 30, 2000. Any change in accounting policy will result in a cumulative adjustment in the third quarter of fiscal 2000.


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

We have not yet determined any potential financial impact of the litigation. There can be no assurance that it may not have a material adverse impact on our financial position and results of operations.

As of June 30, 2000, there are no other material legal proceedings pending against the Company that will have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.


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

PART II.                       OTHER INFORMATION (Con't)


Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.


Item 6. Form 8-K


       The Company did not file any reports on Form 8-K during the three months ended June 30,2000.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   JYRA RESEARCH INC
                                   (Registrant)


                                              By: /s/ Roderick Adams
                                                ____________________
                                                Roderick Adams
                                                Chief Executive Officer
                                                Director (Principal Financial
                                                and Accounting Officer)

                                                  August 14, 2000





                                              By: /s/ Paul Robinson
                                                  _____________________
                                                  Paul Robinson
                                                  Director
                                                  Vice President
                                                  - Business Development
                                                  August 14, 2000