Form 10-Q
period 2000-09-30
JYRA RESEARCH INC
filed 2000-11-14
CIK 1017334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

      __
     |_X_|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

    As of Sept 30, 2000 there were outstanding 13,997,586 shares of the Registrant's Common Stock (par value $0.001 per share).

                               Jyra Research Inc.
                                   FORM 10-Q
                                     INDEX

                                                                      PAGE NO.
                                                                      --------
          Cover Page                                                      1

          Index                                                           2


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets -
          Sept 30, 1999, Sept 30, 2000 and December 31, 1999       3

          Condensed Consolidated Statements of Income -
          Three months ended Sept 30, 1999, Sept 30, 2000,
          Nine months ended Sept 30, 1999, Sept 30, 2000,
          and Cumulative since Incorporation May 2, 1996           4

          Condensed Consolidated Statements of Cash Flows -
          Nine months ended Sept 30, 1999, Sept 30, 2000
          and Cumulative since Incorporation May 2, 1996           5

          Consolidated Statement of Stockholders' Equity           6 - 8
          from Incorporation through Sept 30, 2000

          Notes to unaudited Condensed Consolidated                9 - 10
          Financial Statements




         Item 2. Management's Discussion and Analysis of Financial 11 - 22 Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures                23
                 about market risk


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       24

         Item 2. Changes in Securities and Use of Proceeds.              24

         Item 3. Defaults upon Senior Securities                         24

         Item 4. Submission of Matters to Vote of Security Holders       25

         Item 5. Other Information                                       25

         Item 6. Exhibits and Reports on form 8-k                        25

                 Signatures                                              26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Consolidated Balance Sheets September 30, 2000      (unaudited)


                                                    Sept 30, 99   Sept 30,00  December 31, 99
Current Assets
Cash & Cash Equivalents                               1,341,899     1,014,826      673,372
Prepaid Expenses                                         83,621        91,272       51,655
Accounts Receivable                                     376,831       194,983      249,414
Total Current Assets                                  1,802,351     1,301,081      974,441

Property & Equipment
Computers, Equipment & Motor Vehicles                   708,501       604,330      666,381
Less Accumulated Depreciation                           412,179       478,973      429,922
                                                     ----------    ----------   ----------
Net Property & Equipment                                296,322       125,357      236,459

Other Assets
Available For Sale                                    1,059,875     1,059,875    1,059,875
                                                     ----------    ----------   ----------
                                       TOTAL ASSETS   3,158,548     2,486,313    2,270,775
                                                     ==========    ==========   ==========
Current Liabilities
Accounts Payable                                        174,648       202,037      121,010
Accruals & Deferred Income                              132,041       214,779      153,042
Deferred Taxation on Investments                        312,782       312,782      312,782
Current Portion Of Long Term Lease Obligations           24,987        14,834       24,987
                                                     ----------    ----------   ----------
                          Total Current Liabilities     644,458       744,432      611,821

Creditors
Long Term Lease Obligations                              21,378             0       15,101


Stockholders' Equity
Common Stock $.001 par value
Authorised 20,000,000 shares
Issued 13,116,560 shares at 30 June 1999
and 13,997,586 shares at 30 September 2000
Issued Ordinary Share Capital                             7,094         7,720        7,095
Paid In Capital                                       9,789,666    11,566,140    9,784,415
                                                     ----------    ----------   ----------
                                                      9,796,760    11,573,860    9,791,510

Deficit Accumulated During
The Development Stage                                (7,870,909)  (11,231,640)  (8,814,132)
Accumulated other Comprehensive income                  566,861     1,399,661      666,475
                                                     ----------    ----------   ----------

Total Stockholders' Equity                            2,492,712     1,741,881    1,643,853
                                                     ----------    ----------   ----------

Total Liabilities & Stockholders' Equity              3,158,548     2,486,313    2,270,775
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

              Consolidated Statements of Operations (Unaudited)
              Period January 1,2000 Through September 30,2000
    Cumulative Period May 2, 1996(Date Of Inception) Through Sept 30, 2000

                                                    Three Months Three Months Nine Months  Nine Months  Inception to
                                                     ----------    ----------   ----------   ----------   ----------
                                                     Sept 30, 99  Sept 30, 00   Sept 30, 99  Sept 30, 00  Sept30, 00

Revenue                                                 286,669       136,451      495,124      682,439    2,141,102
                                                     ----------    ----------   ----------   ----------   ----------
Total Revenue                                           286,669       136,451      495,124      682,439    2,141,102

Cost Of Revenue                                               0           292        2,373       17,292       59,771
                                                     ----------    ----------   ----------   ----------   ----------
Total Cost Of Revenue                                         0           292        2,373       17,292       59,771
                                                     ----------    ----------   ----------   ----------   ----------
Gross Margin                                            286,669       136,159      492,751      665,147    2,081,331


Operating Expenses
Sales & Marketing Costs                                 310,511       466,228      945,352      958,878    3,739,682
General & Administration                                170,605       186,446      506,447      475,492    3,906,728
Research & Development                                  301,449       265,175      923,516      817,110    5,114,307
                                                     ----------    ----------   ----------   ----------   ----------
Total Operating Costs                                  (782,565)     (917,849)  (2,375,315)  (2,251,480) (11,950,717)

Other Income/(Expenses)
Taxes other than Income Taxes                            (2,783)            5       (4,262)      (3,580)     (19,485)
Currency Exchange Differences                           159,605      (145,663)     (36,288)    (760,395)    (849,954)
Provision for Doubtful Debts                                  0             0            0            0     (164,699)
Interest Income/(Expense)                                (7,361)         (137)         684       40,188      277,281
Depreciation                                            (43,728)      (26,335)    (130,670)    (105,704)    (594,969)
Loss on Disposal of
Motor Vehicles                                                0          (435)           0       (1,684)     (10,428)
Total Other Income/                                     105,733      (172,567)    (170,536)    (831,175)  (1,362,254)
(Expense)
                                                     ----------    ----------   ----------   ----------   ----------
Loss Before Income Taxes                               (390,163)     (954,255)  (2,053,100)  (2,417,508) (11,231,640)

Provision for Income Taxes                                    0             0            0            0            0
                                                     ----------    ----------   ----------   ----------   ----------
Net Loss                                               (390,163)     (954,255)  (2,053,100)  (2,417,508) (11,231,640)
                                                     ==========    ==========   ==========   ==========   ==========
Earnings Per Share Of Common Stock
Average Shares Of                                    13,192,219    13,997,586   13,100,858   13,674,427
Common Stock Outstanding
Loss Per Share Of                                         (0.03)        (0.07)       (0.16)       (0.18)
Common Stock


Consolidated Statement Of Comprehensive Losses (Unaudited)



                                                    Three Months Ended Sept 30Nine Months Ended Sept 30 Inception To
                                                            1999          2000         1999         2000Sept 30, 2000
                                                    ---------------------------------------------------------------
Net Loss                                               (390,163)     (954,255)  (2,053,100)  (2,417,508) (11,231,640)

Foreign Currency                                        (38,016)      515,689       16,868      733,186      818,779

Unrealised Gains on Securities (Net of Taxes)                 0             0            0            0      580,882
                                                     ----------    ----------   ----------   ----------   ----------
Comprehensive Loss                                     (428,179)     (438,566)  (2,036,232)  (1,684,322)  (9,831,979)
                                                     ----------    ----------   ----------   ----------   ----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

       Condensed Consolidated Statement Of Cash Flows (unaudited)
               Period January 1,2000 Through Sept 30, 2000
  Cumulative Period May 2, 1996(Date Of Inception) Through Sept 30, 2000

                                                         Nine Months
                                                    Sept 30, 99   Sept 30, 00   Cumulative
Cash Flows From Operating Activities
Net Loss                                             (2,053,100)   (2,417,508) (11,231,640)
Adjustments To Reconcile Net Loss To Net Cash
Used For Operating Activities:
Depreciation                                            131,140        49,051      478,973
Decrease/(Increase) In Prepaid Expenses                  37,145       (39,617)     (91,272)
(Decrease)/Increase In Deferred Income                  (35,768)       61,737      214,779
 & Accruals
Increase/(Decrease) In Accounts Payable                   9,304        55,772      216,870
Decrease/(Increase)  In Accounts Receivable            (148,044)       54,431     (194,980)
Decrease In Other Receivable                            322,500             0            0
                                                     ----------    ----------   ----------
                                                     (1,736,823)   (2,236,134) (10,607,270)

Cash Flows From Investment Activities
Purchase/Disposal                                       (12,462)       62,051     (604,331)
 of Computers, Equipment & Vehicles
Cash Flows From Financing Activities
Proceeds From The Issuance Of Common Stock            2,519,866     1,782,350   11,407,648
                                                     ----------    ----------   ----------
Effects Of Exchange Rate Changes On Cash                 16,868       733,187      818,779
                                                     ----------    ----------   ----------
Net (Decrease)/Increase In Cash & Cash                  787,449       341,454    1,014,826
 Equivalents
Cash & Cash Equivalents At Beginning                    554,450       673,372            0
of Period                                            ----------    ----------   ----------
Cash & Cash Equivalents At End of Period              1,341,899     1,014,826    1,014,826
                                                     ----------    ----------   ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Consolidated Statement of Stockholders' Equity
               Period from Inception Through September 30, 2000 (Unaudited)

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

                Consolidated Statement of Stockholders' Equity (con't)
               Period from Inception Through September 30, 2000 (Unaudited)


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

               Consolidated Statement of Stockholders' Equity
               Period from Inception Through September 30, 2000 (Unaudited)



                                                                                           Accumulated  Other
                                                    Common      Stock         Paid-In      During       Comprehensive
                                                    Shares      Amount        Capital      Development  Income
                                                    $           $             $            $            $
Brought forward Balance as
at 31- December -99                                   13,372,486         7,095    9,784,415  (8,814,132)      666,475

May Issuance of Common Stock                             208,700           209      625,891            -            -
at $3.00 Per Share

June Issuance of Common Stock                            416,400           416    1,248,784            -            -
at $3.00 Per Share
 Issuance Expenses of Capital Stock                            -             -     (92,950)            -            -

Net Loss For The Period
To Sept 30, 00                                                 -             -            -  (2,417,508)            -

Translation Adjustment
 For The Period                                                -             -            -            -      733,187
                                                      ----------    ----------   ----------   ----------   ----------
Balance at Sept 30, 2000                              13,997,586         7,720   11,566,140 (11,231,640)    1,399,662
                                                      ----------    ----------   ----------   ----------   ----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000

A.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Jyra Research Inc ("Jyra" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 1999 included in the Company's Form 10K. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2000 (Cont)


During the 3rd quarter 2000, no shares were granted to key employees.


The number of shares for which options may be granted cannot exceed 1,000,000 shares of the Company's common stock. The Plan shall terminate on the tenth anniversary of its original effective date, July 20, 1996, after which no awards may be granted.


At September 30, 2000 there were 814,000 shares under option plan for key employees.


At September 30, 2000 there were 186,000 shares available for future grants under the option plan for key employees.



Stock option plan for key executives

The Plan for key executives was adopted Sept 1, 1998. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted. The Plan allows for the grant of up to a total of 300,000 common shares.


During the 3rd quarter 2000, 45,000 shares were at an option price per share of $2.00. The shares under option were fully vested at the date of Grant.

During the 3rd quarter 2000, 120,000 shares options granted with an option price of $5.50 granted to key executives were cancelled and not re-granted. The shares under option were fully vested at the date of Grant.


At September 30, 2000, there were 180,000 shares under option plan for key executives.


At September 30, 2000 there were 120,000 shares available for future grants under the option plan for key executives.

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


BUSINESS (INTRODUCTION)

Jyra Research Inc. ("Jyra" or the "Company") was incorporated on May 2, 1996 under the laws of Delaware. We are in the business of designing, developing, and marketing performance management solutions to:

      - provide a business oriented users view of network and internet performance for delivering networked applications, especially e-commerce with its requirement for a highly reliable service,

      - maximize network productivity,

      - enable Service Providers to differentiate their services from those of their competitors, and

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


Jyra has developed Service Management Solution for providing direct measurement of the quality of end-to-end application and network performance. This allows customers to effectively deliver reliable and fast e-commerce services, implement tangible service level agreements (SLAs), and to measure the improvements which technology investment has on user response time and hence business efficiency.

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


Background - History

We believe that existing network management devices are expensive to deploy and maintain, while being limited to carrying out single function, or swamp the user with low value data. Existing networks, probe devices, or network analysers require other devices for these products to provide higher value results from the data. Accordingly, the cost of deploying these network probes and related devices can be quite expensive and consume considerable levels of very scarce human resource.


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


PRODUCT APPLICATION

1. Mid-Level Manager Service Level Monitoring
2. Diagnosis Pack Diagnostic
3. Analysis Pack Diagnostic
4. Probe Diagnostic
5. Service Level Monitor

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


As the Company began detailed design work for each of the products listed above, we shared our plans with a number of its major potential customers, in order to obtain their input at an early stage. We learned from this input and from our own research that customer demand was much stronger for service level monitoring products than it was for diagnostic products. In particular, we believed that the demand for products that monitored network performances in support of commercial service level agreements would be much greater than purely diagnostic devices. Accordingly, we emphasised development of the Mid-Level Manager and Service Level Monitor and launched an initial version of the Mid-Level Manager during the second quarter of 1997. The Mid-Level Manager was designed to provide an interface between the raw statistics gathered by lower level monitoring devices and display of the data. At that time the Company was not expending any material resources on the development of the Diagnosis Pack, Analysis Pack or Probe. Version 1.0 of the Mid-Level Manager was purchased, in small quantities, by, among others, MCI, Glaxo and British Telecom. The Service Level Monitor initially focused on measuring and reporting on response time as experienced by network users. Throughout 1997 we continued to work closely with major potential customers, particularly telecommunications companies, to learn more about their needs, with a view towards incorporating their requirements in the Company's products. This process resulted in the Company arriving at the concept of a Services Management Architecture ("SMA") by combining the Mid-Level Manager and Service Level Monitor into a distributed system.


SERVICE MANAGEMENT ARCHITECTURE

The Service Management Architecture ("SMA") is a distributed network management architecture designed to provide detailed, accurate overviews of the network service being delivered to the actual end-user. It is intended that this focus on the end-user allows the SMA to be used as a tool to ensure both the integrity of a network and the ability to provide justification of Service Level Agreements to attract premium customers. SMA is an architecture in which multiple Service Level Managers and Mid-Level Managers act as a single distributed system reporting on network response time, or network performance, as experienced by users at different locations. The initial version of the SMA was released in the third quarter of 1997, and Version 2.0 of the SMA was launched in September 1997. After Version 2.0 of the SMA was launched the Company continued to communicate with customers and potential customers to ascertain how well the product was meeting their needs. Based upon feedback and the constantly evolving market place and needs of customers and potential customers, we determined that the greatest potential for revenue growth was in monitoring large networks. This meant that the SMA needed to operate in a distributed manner whereby semi-autonomous components of the software could be spread across a large network to monitor network response times from multiple locations, reporting back to a central console as required, and so scaling to manage up to carrier class networks. We made the decision to redesign the Service Level Monitor and Mid-Level Manager to be components of a potentially large distributed system.

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

At the end of the third quarter ended September 30, 1999, the Company started focussing, initially with PSINet, on delivering e-commerce monitoring services as a result of the growth in demand for monitoring e-commerce performance. This decision was reinforced in the light of the freeze in IT capital expenditure put in place by many companies in preparation for the millennium. It was anticipated that the freeze would have adverse affect on product sales. Management believes the fact that many companies are restricted from implementing new IT related projects during the millennium period will be offset by the demand for organisations to deliver e-Commerce services. Companies restricted by the freeze in IT capital expenditure consider services offered by a third party to be unaffected by the freeze. The Company sees this growth in e-commerce driving the need for Application Hosters to deliver service commitments based around the Company's products. The Management sees this resulting in increasing service revenues.

During the fourth quarter 1999 PSINet Inc launched Jyra In-Site, a performance monitoring solution from the Company. Jyra In-Site enables PSINet's customers to proactively manage the response times experienced by the exploding number of visitors to their web-site, thereby maximising their sales opportunity. Jyra charges PSINet a monthly fee per customer per Web page monitored. PSINet selected Jyra as the basis for its customer "paid-for" service monitoring. This joint initiative is available to provide PSINet customers with new performance assured e-commerce services and opens up the rapidly growing e-commerce market for Jyra's performance monitoring solutions.

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

During the second quarter 2000 we announced that PSINet were expanding their Jyra In-Site service to include additional monitoring locations in the US and Europe. This carries it across to PSINet's Hosting Centres in Herndon, Virginia, United States and Amsterdam, Holland. Jyra has sales staff stationed at PSINet's London sales and hosting centre capitalising on the increasing interest in the Company's product and working with PSINet on new Jyra based services. While there has been a slower than expected uptake for this service management believes that there is a demand for this kind of service.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


During the third quarter 2000 the main emphasis of the Company continued to focus strongly on driving forward the Sales & Marketing strategy of the Business Plan for 2000. Building on the changes to strengthen the Company's sales management which occurred in the second quarter 2000 pursuant to the first phase of the Sales & Marketing strategy an aggressive sales recruitment campaign was commenced. The Company's new sales management team used their collective sales experience and outstanding track records in the industry to establish a recruitment process designed to build a high quality team of seasoned sales professionals. The team now in place consists of 10 highly motivated professionals with an average of over 15 years experience each. To ensure market penetration is maximised, the team is focused on the Company's chosen markets, these include; Telco / Service Providers, Wireless Operators, Channel & Integration partners and large corporations. Management believe that the Company is now prepared for a strategic sales drive into the European Service Provider Market.

In parallel with these satisfying changes to the Company's sales force the Business Development activity is positioned to provide strategic advantage to the sales process. The primary goal of the Business Development activity is to position the Company's product as the performance monitoring element within wider Service Provider and Enterprise solutions. This positioning assists the Company's sales force by adding weight to our message and by allowing the Company to leverage the sales forces of complimentary suppliers.

The first partnership from this activity is with Riversoft, where the two companies partner to provide enhanced performance and fault monitoring which interrelate network availability and performance with the business service impact. The Company is seeking to partner with other companies who have complementary products such as providers of quality of service based billing solutions.

The transition resulting from these appointments and accompanying strategic sales approach is already creating great interest in the market. Customers have now begun to understand the need for strategic performance management solutions, and as awareness grows so too does the importance of Jyra.



RESULTS OF OPERATIONS

Revenues for the nine months ended September 30, 2000 was $682,439 compared to $495,124 for the nine months ended September 30, 1999. Revenues for the third quarter ended September 30, 2000 was $136,451 compared to $286,669 for the quarter ended September 30, 1999. The revenue generated during the 3rd quarter was in line with management expectations resulting from the June 2000 strategic sales review. While the change to the salesforce was initiated in June 2000 the UK sales team was not in place until the after the close of the 3rd quarter 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


Sales and Marketing expenses for the quarter ended September 30, 2000 was $466,228 compared to $310,511 for the quarter ended September 30, 1999. Sales and Marketing expenses for the nine months ended September 30, 2000 was $958,878 compared to $945,352 for the nine months ended September 30, 1999. During the 3rd Quarter management took action to restructure and streamline the existing sales force and recruit a number of additional seasoned sales professionals. These changes have continued to be aggressively pursued after the quarter end September 30, 2000. Management continues the challenging task of building a world class sales team that the Company's technology deserves.


General and administrative expenses for the quarter ended September 30, 2000 was $186,446 compared to $170,605 for the quarter ended September 30, 1999. General and administrative expenses for the nine months ended September 30, 2000 was $475,492 compared to $506,447 for the nine months ended September 30, 1999.


Research and Development expenses for the quarter ended September 30, 2000 was $265,175 compared to $301,449 for the quarter ended September 30, 1999. Research and Development expenses for the nine months ended September 30, 2000 was $817,110 compared to $923,516 for the nine months ended September 30, 1999. The Company continued to work on its existing development program, and is actively recruiting additional development staff.


Interest expense was $137 in the quarter ended September 30, 2000. The interest was incurred on lease purchase of Vehicles and Equipment offset by interest received from funds held on deposit.


Earnings(Loss) per share for the quarter ended September 30, 2000 was ($0.07). The number of weighted average common shares outstanding was 13,997,586.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $2,236,134 for the nine months ended September 30, 2000. The primary expenditure of this cash was to fund the operating expenses offset against initial revenue adjusted for depreciation, offset by Prepaid Expenses, Accounts Payable and Accounts receivable.

Net cash received from investing activities was $62,051 for the nine months ended September 30, 2000. These funds were principally received as a result of the disposal of certain item of property and equipment.

As of September 30, 2000, the Company's principal sources of liquidity included cash, cash equivalents, totalling $1,014,826. The Company currently has no outstanding bank borrowings and has no established lines of credit.

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

We believe that we will have sufficient working capital to fund current levels of operations through 2001, assuming the Company receives at least $3 million from product sales and financing transactions involving the private placement of equity securities. There can be no assurance the Company will be able to raise the necessary funds. The Company establishes its expenditure level based upon its expectations as future revenues and if revenue levels were below expectations this could cause expenses to be disproportionately high. Therefore, a decrease in near term demand or insufficient level of equity funding would adversely affect the Company's results of operations in 2000/1.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial
Statements".

During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company has assessed the impact of SAB 101 on its financial statements and no material adjustment was required.



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

As of September 30, 2000, there are no other material legal proceedings pending against the Company that will have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.


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

PART II.                       OTHER INFORMATION (Con't)


Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.


Item 6. Form 8-K


       The Company did not file any reports on Form 8-K during the three months ended September 30,2000.

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


                                   JYRA RESEARCH INC
                                   (Registrant)


                                              By: /s/ Roderick Adams
                                                ____________________
                                                Roderick Adams
                                                Chief Executive Officer
                                                Director (Principal Financial
                                                and Accounting Officer)

                                                  November 14, 2000





                                              By: /s/ Paul Robinson
                                                  _____________________
                                                  Paul Robinson
                                                  Director
                                                  Vice President
                                                  - Business Development
                                                  November 14, 2000