Form 10-K
period 2000-12-31
JYRA RESEARCH INC
filed 2001-04-02
CIK 1017334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

         __
       |_X_|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2000


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The approximate aggregate market value of the voting stock held by non-affiliates of the registrant on 26 March 2001, was $7,840,357 based on the closing sales price of the Company's Common Stock as reported on The OTC Bulletin Board National Market. As of 26 March 2001, the registrant had outstanding 14,435,658 shares of Common Stock, par value $0.001, of which the Company believes 10,035,658 are owned by persons other than the Company's executive officers and members of the Board of Directors and the beneficial owners of 5% or more of the voting stock of the Company.

                               JYRA RESEARCH INC.

                             2000 FORM 10-K REPORT

                               TABLE OF CONTENTS

PART I
  ITEM 1.     Business                                                  2

  ITEM 2.     Properties                                               19

  ITEM 3.     Legal proceedings                                        19

  ITEM 4.     Submission of matters to a vote of security holders      20


PART II
  ITEM 5.     Market for the registrant's common equity and related    21
              Stockholder matters

  ITEM 6.     Selected financial data                                  24

  ITEM 7.     Management's discussion and analysis of financial        25
              condition and results of operations

  ITEM 7A     Quantitative and Qualitative disclosure about            49
              market risk

  ITEM 8.     Financial statements and supplementary data              50

  ITEM 9.     Changes in and disagreements with accountants on         70
              accounting and financial disclosures


PART III
  ITEM 10.    Directors and executive officers of the registrant       71

  ITEM 11.    Executive compensation                                   74

  ITEM 12.    Security ownership of certain beneficial owners          77
              and management

  ITEM 13.    Certain relationships and related transactions           79


PART IV
  ITEM 14.    Exhibits, financial statement schedules and reports      80
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


                                     PART 1

ITEM 1. BUSINESS

Certain Statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes", "estimates", "expects", and words of similar import, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the Business Risk section starting on page 34., which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.


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

OUR INDUSTRY

Networking and e-commerce is a multi-billion dollar global market where growth is spurred by the belief that the Internet and mobile working are changing the way all people work, live, play and learn. There has been a key shift in the role of the Internet and in how the Internet is perceived. What was once a complex tool used by an elite group of technical individuals is now a technology driving economic change globally by creating new jobs and market opportunities. We believe Enterprises have shifted from treating investment in IT as a necessary evil to viewing IT and e-commerce as a strategic tool for increasing revenue and gaining market share. We believe that this trend towards IT and e-commerce forming a critical component of the business models used by new and traditional Enterprises is the largest factor which will drive future sales of our distributed application performance management products. We believe sales will be directly to the Enterprise and also to companies which provide infrastructure and services to Enterprises such as Internet Service Providers (ISPs) and telecommunications carriers (Telcos).


OUR PRODUCTS AND SERVICES

The business solution approach Enterprises now use to build their IT and e-commerce Systems and the multi-vendor implementation which are often used has placed severe restrictions on the value which traditional element management technologies can deliver. The business solution approach requires the underlying IT performance to be reported in terms of performance of the whole business solution and for this reporting to be a seamless end-to-end view. Traditional element management solutions have considerable difficulty transcending the administrative borders which exist in multi-vendor implementations and providing business level reporting. Jyra achieves this end-to-end business goal by directly measuring the performance of systems as an end user would experience them and then providing business oriented reporting of the measurements.

We have developed a Service Management Solution (SMS) that provides a direct measurement of the end-to-end performance of IT services. This allows customers to monitor the speed at which users can interact with IT systems and identify when and why the interaction has slowed down, thereby ensuring the consistent flow of business transactions. Jyra's SMS allows customers to monitor the speed with which systems can meet customer demand (such as the length of time it takes to make an on-line purchase, bank query,. ticket reservation, etc) and view the measurements in a business relevant context.

The response time of e-commerce services is now likened to keeping people hanging on the phone - the longer you keep them waiting, the less likely they are to spend money with you. This is especially the case on the web, where competition is only a mouse click away. Our technology allows customers to effectively manage e-commerce solutions, to implement tangible service level agreements (SLAs) and to measure their return on IT investment against the performance levels achieved. We provide a flexible and proactive approach to monitoring the speed with which business is transacted electronically.

Our packaged software solutions allow customers to quickly and easily set up monitoring of their mission critical on-line services. These customers are broadly categorised into the following two sectors:


            Corporate/Enterprise - companies that have a mission critical dependence on their own, internal IT systems or infrastructure and increasingly choose to utilise the services and infrastructure of third parties to implement some or all of their IT systems.


            Service Providers - telecommunications and hosting companies who provide connectivity and advanced services such as mobile wireless voice/data services, managed network services, network outsourcing, application and web hosting.


As a result, we sell our solutions in two ways as follows:


            JYRA PERFORMANCE PRODUCTS - allow organisations to quickly and easily deploy global performance monitoring agents cost effectively within their own corporate networks.


            JYRA IN-SITE - This is a service provider hosted on-line web monitoring service that provides companies with a detailed business orientated view of e-commerce performance and revenue opportunities.


The Jyra SMS is a distributed application performance management architecture capable of providing detailed, accurate overviews of global IT services being delivered to the end-user. It is this focus on the end-user that allows the SMS to be used as a tool to make continuous improvements in the performance of your systems and the ability to provide justification of Service Level Agreements to your important customers, be they internal or external. By persistently monitoring the services that are being provided the SMS can identify weak spots in the configuration, brought on by hardware failure, congestion, or other causes.

Key features of SMS include:

      All web-based configuration and reporting - manage from anywhere

      Remote summarisation and thresholding to reduce network traffic

      JyraScope provides unique viewing capabilities allowing any of the types of monitoring to be cross correlated with any other type of monitoring, providing the powerful troubleshooting and reporting facilities required by today's complex networks.

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

      Ability and response time of SQL databases to respond to a query

      DNS lookup times

      Application response times delivered to mobile devices

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


JYRA SMS TECHNOLOGY BACKGROUND

Our product is developed in the JavaTM language providing an innovative, and higher platform-independence management solution for the users of today's increasingly powerful and flexible computer environments. The key to the success of the product is it's ability to run in a truly distributed hierarchical configuration. Any system that measures performance from multiple sources will create considerable network traffic if it needs to send the results back to a central server. The SMS keeps all data local to each agent and only sends a summarised result up to its parent agent, thereby minimising the impact on the network and removing the requirement to have a large central database server. An additional benefit of this distributed approach is the technology's ability to scale to a customer's network. Management of any distributed management tool is a an important consideration and SMS has been designed to provide ease of use in such environments.
Once deployed, SMS can be configured from any location via a WEB browser. The system is given the configuration of the distributed monitoring required and it will automatically distributes relevant tasks to underlying agents.

The distributed directory within Jyra SMS enables rapid creation of business-oriented reports and minimises the cost of reconfiguring reporting in response to network and business change. Summarised results are produced as HTML reports and are again kept distributed at each agent location. The report will only transit the network when a conscious decision is made to view it. SLA monitoring is also handled at each agent with performance breaches being securely notified up through the architecture. The system will then deliver the SLA breach notification to an Enterprise Management System.


CUSTOMERS AND MARKETS

We believe that our market is best described as the application performance management market. The greatest opportunity exists for our product in those markets which use applications to carry revenue bearing, mission critical services. It is in these markets that board level recognition exists that the performance of applications has a direct impact upon revenue and productivity. As such, the need for monitoring the performance of such applications is seen as very important to the business.The market in which we operate has been described by Bear Stearns as the "Business Oriented Network Management" (BONM) market. A preliminary forecast by IDC (International Data Corporation) suggested that this BONM market would grow to $3B world-wide by the year 2002, whilst the growth rate of traditional network management tools was forecast to decrease.

The market for performance management tools and systems is subject to changing competitive forces and technological advances in products. Therefore, it is difficult for us to predict market requirements and to estimate the size of our market.

We believe that the market for end-user oriented service management solutions is growing rapidly and that the opportunity exists for new products to find acceptance in the marketplace. There are two key markets that our software addresses. These are;


CORPORATES/ENTERPRISE

We see the Corporate/Enterprise space to be divided into three types of customer;

           "Bricks & Mortar"
           "Dot.COM"
           "Clicks & Mortar"

Whilst organisations in these three areas may have different market places they all have one common characteristic, the use of electronic business systems to achieve or assist in achieving competitive advantage.


"Bricks & Mortar"

Organisations are being challenged to solve new problems as their overall performance is becoming even more reliant upon the performance of their electronic business systems. Marketplaces are evolving at an astonishing rate and all organizations must be prepared to fight for market share in the fiercely competitive New Economy.

Efficiency and cost savings are the driving forces behind the adoption of e-marketplaces (the New Economy). These marketplaces offer the opportunity to increase efficiency and cut inventory costs as well as gain access to a wide range of products and services from multiple suppliers world wide. At the same time, marketplaces extend the customer reach of suppliers to potential customers with whom they would not otherwise have had contact.

Although in-house networks and external initiatives are important strategic assets, they also present major risks and constitute major expenses. However, organisations have now become dependant on these technologies in order to operate efficiently and effectively.

Jyra SMS monitors and reports on the performance of these systems and services letting our customers know what quality of service/performance their systems and networks are delivering to the business or to their customers. Jyra empowers our customers with the knowledge and ability to effectively manage these dependencies at a strategic business level.

"Dot.COM" and "Clicks & Mortar"

These organisations commonly referred to as E-tailers derive a significant portion of their revenue through the Internet. More people than ever before are buying over the Internet, one of the main reasons being that they expect a fast and efficient service.

E-tailers cannot afford to keep buyers waiting in line to connect to their site, especially as many will simply go elsewhere if kept waiting for longer than a few seconds. This problem gets worse when you consider that the majority of all potential customers attempt to connect at very specific times.

Jyra enables E-tailer companies to ensure their web services always deliver the speed and efficiency required to maintain existing and win new on-line customers. Jyra provides E-tailers with an e-commerce performance assessment solution that accesses, browses, and logs onto sites on the Internet in the same way as any live user or eCommerce customer. Graphical on-line representation of customers experience when purchasing from a site shows E-tailer what's really going on, when the real peaks are and provides an indication of how potential customers tried to buy but were prevented from doing so by poor performance. Getting performance right at the peak times, more than any other factor, can increase the number of visitors connecting to the site, the % of shoppers who actually buy and the revenue earned at peak times.

In a market that can only get more competitive, Jyra is a valuable weapon for those in the web business who want to outperform the competition and deliver the best on-line service to their customers.


SERVICE PROVIDERS

Service Providers own and operate shared networks and computer facilities.
They sell the use of these network and computer facilities to their customers and provide a network connection between the customers and the remote computer facility. Management has been encouraged by the trend in growth of the number of Service Providers and the growth in the number of Enterprises looking to buy the services of service providers. The offerings form Service Providers have many advantages for Enterprises, reaching from the provision of cost effective global network connectivity to fast time to market e-commerce offerings. The 'ready to roll' facilities which Service Providers offer enables Enterprises to adapt to the fast moving market places which all organisations now find themselves having to deal with. Whilst there are many different types of Service Provider, such as Network Service Provider, Internet Service Provider, Application Service Provider etc. they all essentially providing elements of the electronic business systems which their customers operate. For these reasons we believe that all forms of Service Provider have need for Jyra SMS.

Yipes - An example of a Network Service Provider

The global growth of Network Service Providers has been dramatic.
Yipes Communications Inc., a leading optical IP network provider in North America, chose SMS as part of its premier network service management portfolio. SMS agents will be placed at every point of presence (POP) on Yipes' next-generation network to monitor end-to-end network and application response time for its customers. Yipes' aim is to set new standards for customer service. Yipes' services are backed by aggressive Service Level Agreements, which assure business quality of service, low latency and guaranteed bandwidth availability. SMS agents will measure hop-by-hop latency throughout the Yipes state-of-the-art optical IP network and alert Yipes' Network Operations Center
(NOC) should the response time exceed pre-agreed service levels.

Yipes is the defining provider of managed optical IP networks. Yipes leverages the elegance of native Ethernet technology to provide Just-In-Time BandwidthSM that is smoothly and quickly scalable from 1 Mbps to 1 Gbps (in 1 Mbps increments), enabling the next generation of Internet services. Yipes' highly affordable services, currently available in 20 markets coast-to-coast, include Yipes MAN (metro area networking), Yipes WAN (wide area networking), Yipes NET (high-speed Internet access), Yipes WALL (managed firewall service) and Yipes WEB (e-commerce infrastructure). Yipes is building the first Application-Aware NetworkSM, which will empower customers to manage bandwidth and quality of service on a real-time, application-specific basis. Yipes has received $291 million in funding from more than 30 investors including Norwest Venture Partners, New Enterprise Associates (NEA), The Sprout Group/CSFB, Charter Growth Capital, JP Morgan Partners, BancBoston Capital, Soros Private Equity Partners, Focus Capital and Intel Capital. Yipes has been honored for innovation and excellence by America's Network, Computerworld, Inter@ctive Week, The Net Economy, tele.com and Telephony magazines. The company is headquartered in San Francisco.

In addition to providing alerting of service level variations, Yipes use the monitoring and reporting which SMS performs to provide the data for their on line customer support and billing systems.

We believe that Yipes provides an excellent example showing how new generation Service Providers can leverage Jyra products to assist in gaining and retaining market leadership.


SALES OVERVIEW

We plan to rapidly increase the sales force to meet the current demand. We currently operate on two continents: in the USA, with a sales office on each coast, and in Europe, where we have sales operations based in the United Kingdom and The Netherlands. We continue to market our products within the United States and Europe.

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


INTERNATIONAL OPERATIONS

We have operated internationally from the first launch of our service monitoring product. We generally offer 30 day net terms in the United States and Europe. We operate a single global pricing strategy, where product is priced in United States dollars. Additionally, we will accept international orders in United Kingdom pounds sterling, and may accept orders in euros. We are subject to additional risk as a result of international operations, and this is covered more fully in "Business Risks" on page 34.


STRATEGIC ALLIANCES

During 1998, we identified Cisco Systems as a good company with which to work. We assigned specific executives to work exclusively on achieving an arrangement with Cisco Systems, and by October 1998 were successful in reaching a joint marketing arrangement with Cisco Systems. Through time these arrangements have developed in response to market needs and as of today our products are included in the Partner Enabled Enterprise Network Performance Programme, which is a component of the Cisco Professional Services Partner (PSP) Program. To our satisfaction Cisco continued to position Jyra SMS as an integral part of their Partner Enabled Enterprise Network Performance Programme. Jyra SMS provides Cisco PSP's with the ability to monitor and measure network performance using various service metrics including latency and throughput. The value this brings to the Cisco PSP Programme is the ability to time synchronise network performance and service delivery assisting in locating the problem areas on the network affecting overall performance. In addition Cisco Professional Services has chosen JyraScope the flexible report viewer that enables correlation and executive reporting of data collected by the Cisco Professional Services Partners to provide customers with in-depth services for network planning, design, implementation, operation, and optimisation.

During 2000, we entered into a strategic partnership with RiverSoft. Jyra SMS expands RiverSoft's Interventionless infrastructure management solution with network and applications-layer performance monitoring, providing a business context against which service providers, telcos, and traditional enterprises can manage the network. The combined solution allows network management to be become a service differentiator and allows service providers to offer, and be seen to offer, premium services to premium customers. Together, Jyra and RiverSoft offer service providers a virtuous circle of network monitoring and network improvement through performance-aware network management. Changes and reconfigurations are immediately understood in terms of their impact on network latency and network performance. In addition to isolating faults to their root cause, the combined deployment also reports faults in terms of their impact on end-to-end throughput and on user response times.


MARKETING

Subsequent to the year end December 31st 2000 a Marketing campaign has been put in place for the end of the first quarter following commercial success in both the Service Provider and Enterprise markets. The campaign started during March 2001 and we chose to focus on five areas. The first is a telemarketing campaign targeting large enterprise customers, the deliverable of the campaign will be fully qualified appointments for Jyra direct sales people. The second is a direct marketing campaign focusing on verticals within the enterprise sector, driving both education and interest. The web site is a focus area for Jyra, the site will be developing in both content and structure over the next year. The final two focus areas are partner marketing, an example of which is the Partner program which is being developed to increase Jyra sales through the channel and the second is joint marketing activity with our Strategic Vendor Partners to improve positioning and branding awareness.


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

COMPETITION

The market for Internet performance measurement and diagnostic services is new and rapidly evolving. The global nature of the Internet makes it easier for existing and new competitors to become visible to our customers and prospects. We expect competition in this market to intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services that they offer. Our primary business is the supply of enterprise-scale solutions to corporates and to network operators. Our primary competitors are the Netcare division of Lucent (previously known as INS InSoft), and Hewlett-Packard. Other competitors include Computer Associates, BMC, Compuware, Concord, Keynote, and Micromuse. The company also may experience competition from niche suppliers such as Freshwater, NetScout, NetIQ, Inverse Network Technology. Mercury Interactive, and Segue Software.


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

For our service provider hosted on-line web monitoring service business, we compete against a wide range of consultancy and service offerings, including WebCriteria, MIDS MatrixIQ Service, Keynote and free services such as the Web Site Garage unit of Netscape, NetMechanic and Internet Weather Report. While the services may not be as comprehensive or complete as ours, and they may have less flexibility in reporting than we do, customers could still choose to use these services.

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

EMPLOYEES

We had 26 employees as of March 26, 2001: 11 in Research & Development, 11 in Sales & Marketing, 2 in General Management and 2 in Finance and Administration. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are positive. Our future success depends on our ability to attract, motivate and retain our key personnel. Competition for highly qualified professional services personnel with knowledge of our industry is intense. We cannot be certain that we can attract or retain a sufficient number of professional services personnel that our business requires.


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

HISTORY OF THE COMPANY'S DEVELOPMENT

Background

When we started in May 1996 our objectives were to design, develop, and market computer network management systems which addressed the short comings of the traditional network management systems available at the time.

We believed there were a number of problems with the management of networks at that time and which we still believe exist today. One major problem with existing network management systems is their inability to determine the reason why the link between two PCs is busy, or which type of traffic is causing the congestion (i.e., processing, spreadsheets, dealer feeds, games, etc.). We believe that another major problem with existing network management systems is their inability to efficiently and cost-effectively do anything other than provide data showing how the network is at the time of asking. This mode of operation only describe the current state of the system, which immediately after a failure is "down". We believe that this type of real-time view is not effective for long-term problem solving or diagnosis

We believe that existing network management systems are expensive, while being limited to carrying out low level device oriented functions. Existing network probe devices or network analyzers require other devices for these products to work most effectively. Accordingly, the cost of deploying these network probes and related devices can be prohibitively expensive.


PLANNED INITIAL PRODUCTS

Initially, during 1997 we planned to design a range of portable software tools and centralised systems that would combine advanced protocol decode and expert analysis capabilities. These tools were planned to facilitate identification, diagnosis and resolution of network problems. The Company's planned initial products had diagnostic and service level monitoring components, as listed below:


PRODUCT APPLICATION

1. Mid-Level Manager
2. Diagnosis Pack Diagnostic
3. Analysis Pack Diagnostic
4. Probe Diagnostic
5. Service Level Monitor

SERVICE LEVEL MONITORING

As we began detailed design work for each of the products listed above, we shared our plans with a number of our major potential customers, in order to obtain their input at an early stage. We learned from this input and from our own research that customer demand was as strong for service level monitoring products as it was for diagnostic products. In particular, we believed that the demand for products that monitored network performances in support of commercial service level agreements would be much greater than purely diagnostic devices. Accordingly, we emphasised development of the Mid-Level Manager and Service Level Monitor and launched an initial version of the Mid-Level Manager during the second quarter of 1997. The Mid-Level Manager was designed to provide consolidated data collection from existing SNMP devices making the data available to higher level reporting tools. At that time the Company ceased expending any material resources on the development of the Diagnosis Pack, Analysis Pack or Probe. Version 1.0 of the Mid-Level Manager was purchased, in small quantities, by, among others, MCI, Glaxo and British Telecom. Throughout 1997 we continued to work closely with major potential customers, particularly telecommunications companies, to learn more about their needs, with a view towards incorporating their requirements in the Company's products. This process resulted in the Company arriving at the concept of a Services Management Architecture (SMA).


SERVICE MANAGEMENT ARCHITECTURE

The Service Management Architecture (SMA) is a distributed network management architecture designed to provide detailed, accurate overviews of the network service being delivered to the actual end-user. It is intended that this focus on the end-user allows the SMA to be used as a tool to ensure both the integrity of a network and the ability to provide justification of Service Level Agreements to important customers. SMA is an architecture in which multiple Service Level Monitors and Mid-Level Managers act as a single distributed system reporting on network response time, or network performance, as experienced by users at different locations. Version 2.0 of the SMA was launched in September 1997. After Version 2.0 of the SMA was launched the Company continued to communicate with customers and potential customers to ascertain how well the product was meeting their needs. Based upon feedback and the constantly evolving market place and needs of customers and potential customers, we determined that the greatest potential for revenue growth was in monitoring large networks. This meant that the SMA needed to operate in a distributed manner whereby semi-autonomous components of the software could be spread across a large network to monitor network response times from multiple locations, reporting back to a central console as required, and so scaling to manage up to carrier class networks. We made the decision to redesign the Service Level Monitor and Mid Level Manager to be components of a potentially large distributed system.

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

Our ability to monitor and prove actual application response times across large networks, facilitates a basis on which telecommunications companies can bill for improved service and also a means of justifying high value added data transport services. We had trials underway at British Telecom and in January 1998, our Mid-Level Manager and Service Level Monitor were chosen by MCI to serve as a component in MCI's new Advanced Trouble Analysis Center (ATAC) service. The Jyra element of the ATAC service was at an early stage of development when the MCI business was subject to reorganisation as a result of its merger with WorldCom.

In addition to being selected by MCI, our monitoring tools were installed and were being evaluated by several European companies including telecommunications and major banking customers. We refined our market view to reflect that while interest for our service monitoring tools comes from many sectors, including hotel and leisure, banking, pharmaceutical, transport amongst others; by far the most important sectors are the international telecommunications companies, service providers and system integrators, which each believe that they must be able to deliver a measured quality of service to their customer in order to remain competitive and responsive to customer demands.

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

We had a number of telecommunications companies at the initial stages of the sales process and had progressed with one in Denmark, to initial customer deployment. Our strategy in focusing on telecommunication companies had provided us with a number of significant partners with whom we hoped that the Company could scale its revenues as they deploy product across their own customer base.

At the end of the third quarter ended September 30, 1999, we started focussing, initially with PSINet, on delivering e-commerce monitoring services as a result of the growth in demand for monitoring e-commerce performance. This decision was reinforced in the light of the freeze in IT capital expenditure put in place by many companies during the second half of 1999 in preparation for the millennium. It was anticipated that the freeze would have adverse affect on product sales. We believed that as many companies are restricted from implementing new IT related projects during the millennium period this restriction will be offset by the demand for organisations to deliver e-Commerce services. Companies restricted by the millennium freeze in IT capital expenditure consider services offered by a third party to be unaffected by the freeze. We see this growth in e-commerce driving the need for Application Hosters to deliver service commitments based around the Company's products. We see this resulting in increasing service revenues.

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


MINORITY INVESTMENT - Share exchange with Path 1 Network Technologies Inc.

The Company entered into an agreement dated March 16, 1998 (the "Agreement") with Path 1 Network Technologies Inc. ("Path 1"). Path 1 was incorporated on January 30, 1998 under the laws of Delaware.

Path 1 is a leading provider of enabling technology for Real Time Interactive Multi-media over computer networks. The Path 1 patent-pending TrueCircuit technology makes it easy to deliver live interactive video and other applications that require guaranteed quality of service. As networks acquire greater bandwidth and users demand more services, the need for these applications is growing.

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

During January 2001 the Board agreed that it will look to maximise its financial return from the Corporation's interest in Path1, the only quoted shares that the Corporation currently owns. The Board authorises the gradual reduction of the shareholding, in an orderly fashion over time. The Board gave its irrevocable and unanimous consent and autorisation for the initiation and completion of various disposals over time in respect of the Corporations total holding of 277,018 shares in Path 1 Technologies Inc. As at March 26 2001 the Company had disposed of a total of 36,018 shares at an average price of $9.19 Realising total gross proceeds of $331,060.

ITEM 2.  PROPERTIES

Our executive offices are located at Hamilton House, 111 Marlowes, Hemel Hempstead, Hertfordshire HP1 1BB England, consist of approximately 2,700 square feet, and is where it conducts research and development, at an annual rental of 40,000 pounds sterling. The lease expires in August 2004.


ITEM 3.  LEGAL PROCEEDINGS

On September 20, 1999, PATH 1 NETWORK TECHNOLOGY filed a complaint against several of its then present and former officers in the San Diego County (Calif.) Superior Court. The complaint was against (i) Michael Berns, who at various times had held the positions of Chairman of the Board of Path 1, Executive Chairman and Chief Executive Officer of Path 1, (ii) Franklin Felber, former Treasurer and a former director of Path 1, (iii) James Berns, a then current director and former Secretary of Path 1, (iv) Rona Berns, wife of Michael Berns and holder of record of 1,148,720 shares of common stock of Path 1, and (v) the law firm of Berns & Berns, former general counsel to Path 1 and Jyra. The Path 1 complaint was for breach of oral contract, professional negligence, breach of fiduciary duty, constructive trust, breach of the covenant of good faith and fair dealing, and unfair business practices, primarily in connection with the allocation of founder's stock of Path 1. Path 1 was seeking damages and/or the return of stock. Michael Berns, James Berns and Felber sued Path 1 in Delaware Chancery Court on November 9, 1999 to seek to enforce their asserted rights to indemnification and advancement.

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

Subsequent to the end of financial year 2000 under a Settlement Agreement and Mutual Release dated January 4, 2001, all the lawsuits between Path 1, Ron Fellman, Doug Palmer, Roderick Adams and Jyra against Franklin Felber were settled. To settle the lawsuits, Path 1 paid Felber $300,000 and placed in an escrow additional cash and stock with the intent that Felber would on January 10, 2002, receive from it some or all of the cash and stock, based on the various rules (see exhibit 10.09 attached). Neither the Company (Jyra) nor Roderick Adams made any financial contribution to the settlement. The Company ensured from the outset that as little time as possible was spent on this matter and that the legal costs did not impact on its overall expenditure. The Company's General & Administrative (G&A) expenditure was not material effected by the legal expenditure incurred in this litigation and the Company's total G&A was actually 18.3% less for 2000 than that of 1999.

As of March 26, 2001, there are no other material legal proceedings pending against the Company that will have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

TRADING MARKET OF COMPANY'S SHARES
The principal trading market for our shares is the National Association of Securities Dealers Over the Counter Bulletin Board ("OTC Bulletin Board"), on which our shares have traded since September 24, 1996. The price range of trading in the Shares, on a quarterly basis, since that time, is as follows:

                 OTC BULLETIN BOARD
                                                     1998 Trades        Volume
                                                    Low |High
                  1st Quarter                      8.50 | 13.50      3,162,800
                  2nd Quarter                      6.88 | 14.13      5,208,200
                  3rd Quarter                      4.88 | 11.10      2,350,200
                  4th Quarter                      4.63 | 10.47      2,595,000

                                                    1999 Trades        Volume
                                                    Low |High
                  1st Quarter                      6.44 | 12.38      2,949,600
                  2nd Quarter                      7.00 | 10.63      1,194,800
                  3rd Quarter                      6.25 | 8.88         855,500
                  4th Quarter                      5.42 | 8.38       1,244,700

                                                    2000 Trades        Volume
                                                    Low |High
                  1st Quarter                      5.94 | 8.94       3,056,100
                  2nd Quarter                      3.19 | 8.00       1,326,200
                  3rd Quarter                      1.28 | 3.97         971,000
                  4th Quarter                      0.44 | 2.44       1,617,900

                                                    2001 Trades        Volume
                                                    Low |High
                  1st Quarter (Jan 3-Mar 26)     0.6875 | 1.625       628,600

(1) Prices have been adjusted to reflect the 2-for-1 stock Dividend, in the form of a stock dividend on September 8, 1997.

Note: OTC Bulletin Board Quotations - The OTC Bulletin Board quotations represent inter-dealer prices, without mark-ups, commissions, etc., and they may not necessarily be indicative of actual sales prices.

The last trade of the Shares on the OTC Bulletin Board on March 26, 2001 was $0.7812.

GERMAN TRADING

Jyra shares began trading on the Frankfurt Stock Exchange on Friday, March 12, 1999, prior to that our shares were quoted in Munich and Hamburg exchanges. The trading statistics for Germany are:

                                                     1998 Trades(1)     Volume
                                                     Low |High
                 2nd Quarter                       6.65 | 13.45      1,209,528
                 3rd Quarter                       4.88 | 10.10        684,143
                 4th Quarter                       4.63 |  9.59        494,723

                                                    1999 Trades        Volume
                                                    Low |High
                 1st Quarter                       6.00 | 10.40      1.576.506
                 2nd Quarter                       7.00 | 9.85         700,471
                 3rd Quarter                       6.50 | 8.05         479,399
                 4th Quarter                       5.80 | 8.15         472,514

                                                    2000 Trades        Volume
                                                    Low |High
                 1st Quarter                       6.55 | 8.45         891,272
                 2nd Quarter                       3.90 | 7.00         421,791
                 3rd Quarter                       2.00 | 3.95         377,610
                 4th Quarter                       0.90 | 2.30         375,264

                                                    2001 Trades        Volume
                                                    Low |High
                 1st Quarter (Jan 3-Mar 26)        0.90 | 1.58         186,215

    1) Prices in euros. As at March 26, 2001 one euro equalled 0.8948 United States Dollar, source - Reuters.

The last trade of the Shares on the Frankfurt Stock Exchange on March 26, 2001 was 0.90.

THE VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY EFFECT THE VALUE OF AN INVESTMENT IN OUR SHARES

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, have been highly volatile. This volatility is often unrelated to the operating performance of these companies. Factors that may have a significant effect on the market price of our common stock include:

  .   actual or anticipated variations in our quarterly operating results;

  .   announcements of technological innovations;

  .   competitive developments;

  . failure in one or more future quarters of our operating results to meet the expectations of investors;

  .   changes in market valuations of e-business technology companies;

  . additions or departures of key personnel, notably our management team and experienced engineers;

  .   conditions and trends in the Internet and e-business industries; and

  .   general economic conditions.


HOLDERS OF RECORD

As at March 26, 2000 the Company had 40 Holders of Record on its shareholder register.


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

RECENT SALES OF UNREGISTERED SECURITIES

During 2000 the Company sold 625,100 common shares at $3.00 per share to financial institutions and accredited investors for total proceeds of $1,875,300. Subsequent to December 31 2000 the Company sold 680,000 common shares at $0.75 per share to financial institutions and accredited investors for total proceeds of $510,000.


ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF INCOME DATA

                                                                      YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------
                                       Cumulative                                               Eight months
                                          since                                                ended December
                                        Inception          2000          1999         1998         1997         1996
                                       ----------      ----------   ----------    ----------   ----------   ----------

Revenues...................             2,398,789         940,126      530,559       536,021      392,083            0
Net Loss  .................           (11,716,387)     (2,902,254)  (2,996,323)   (3,047,410)  (2,422,705)    (347,692)
Loss per share..(1).    ...                                 (0.21)       (0.23)        (0.24)      $(0.19)       (0.04)
Weighted average common and common                     13,755,658   13,169,323    12,903,798   12,587,367    8,876,364
equivalent shares outstanding..


CONSOLIDATED BALANCE SHEET DATA

                                                                          AS OF DECEMBER 31,
                                                  ---------------------------------------------------


                                           2000         1999          1998         1997         1996
                                       ----------    ----------    ----------   ----------   ----------

Working capital....................      $699,880     $ 974,441     1,226,503    3,323,030    3,449,489
Total assets.......................    $2,744,108     2,270,775     2,701,378    3,811,266    3,547,695
Long-term obligations..............             0        15,101    ... 13,893       26,335            0
Total stockholders' equity........      1,749,842     1,643,853     2,009,078    3,567,833    3,446,701

(1) Fiscal year 1997 and prior period reflect the 2-for-1 stock Dividend, in the form of a stock dividend, approved by the Company's Board of Directors which was effective September 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 2000-1999

                               2000-1999

BUSINESS NARRATIVE

During first Quarter 2000 the Electronic Telegraph, one of Europe's largest electronic publications, chose Jyra In-Sight to monitor their primary eCommerce web sites for user performance. The In-Site service provides the Telegraph with a precise view of the extent and the frequency of peaks in reader interest. Jyra also provides a graphical view of performance for each component of the web process including networks, persistent sessions and load balancing. The In-Site service also helps the Electronic Telegraph to perform at all times, delivering better service to readers and advertisers alike. This allows the Electronic Telegraph to expand their registered user base and market to expand while making optimal use of their IT systems.

During the first quarter 2000 we announced the release of Version 3 of our product which we renamed at that time to Service Management Solution (SMS). SMS monitors the performance of a complete e-Commerce shopping experience. This new version embraces the functionality and security principles now being implemented by the world's most successful e-Commerce companies. Our Version 3 is geared towards companies who actually transact business over the Internet, satisfying the growing demand to be able to monitor all aspects of on-line shopping, on-line trading and e-commerce processes. We have made significant progress since the release of Jyra's Version 3 product. We have been developing a new addition to the core product. JyraScope was released during the second quarter 2000. JyraScope provides a new and innovative view of performance, providing the rare ability to cross correlate application and network performance data to identify actual bottle necks causing poor application performance.

During the second quarter 2000, YIPES Communications Inc., a leading optical IP network provider, announced that it had selected Jyra to ensure network quality of service, since Jyra helps guarantee superior management of Yipes' leading-edge optical IP network. Yipes selected our Service Management Solution
(SMS) as part of its premier network service management portfolio.

Yipes is one of the first national providers of fully scalable bandwidth-on-demand for business applications. With true bandwidth-on-demand, Yipes customers pay only for what they need. Yipes is the defining provider of a new class of managed optical IP networks. Yipes leverages the elegance of native Ethernet technology to provide service that is smoothly scalable (in 1 Mbps increments) from 1 Mbps to 1 Gbps, enabling the next generation of Internet services. Yipes' networks provide roughly twice the bandwidth at 80 percent of the price of traditional data communications services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 2000-1999 (Con't)

Jyra wireless solutions are being used to monitor performance of next generation interactive mobile services such as General Packet Radio Service
(GPRS) - data over mobile telephones, as well as WAP based services. Performance of wireless applications is increasingly regarded as a differentiator for mobile telecommunication companies delivering innovative interactive services. Now, as a result of GPRS, mobile telecommunication companies can deliver high bandwidth services but must focus on delivering quality of service and improved content.

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

Europe, for the moment, leads the world in wireless service delivery. European manufacturers dominate the handset market and European wireless operators are delivering among the worlds most sophisticated services to a greater density of customers than anywhere else. The USA has led the Internet phenomenon. A new era is approaching in which the two biggest growth trends the Internet and Wireless is converging. As a result of this convergence wireless operators, to remain competitive, must deliver networks that support higher and higher performance Internet services to mobile phones. We believe the company to be well positioned to take advantage of this emerging market with the implementation of a customised system already taking place on client site.

On 23rd June, 2000 we were pleased to announce the appointment of Roderick "Archie" Adams as our C.E.O. Mr Adams took up the role from Paul Robinson allowing Mr Robinson to focus on vital Business development activities. We believe Mr Adams forthright style is necessary to drive the ongoing changes in structure and focus required by the Business Plan. One of the immediate results was the engagement of Alttitude to provide process and direction at this critical time for Jyra. In addition, Murdo Macdonald a partner and Director of Alttitude is acting as the Company's Sales Director. We believe Mr Macdonald brings to bear considerable sales and sales management experience in the telecommunications and networking industry.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 2000-1999 (Con't)

Shortly after the appointment of ALTTITUDE we were pleased to announce that Mr Joop van Kammen has joined Jyra as Chief Operating Officer (COO) and member of our Board. Mr van Kammen principally carries the overall responsibility of the sales strategy necessary to effectively drive Jyra's Performance Solution into a dominant position initially in the European Service Provider market. Mr van Kammen brings unprecedented knowledge and experience from the European Service provider market. Previously Mr van Kammen held the position as Vice President Technology/Business Strategy of World Online International B.V reporting directly to the CEO, until he tended his resignation in March 2000, prior to the World Online Initial Public Offering (IPO) when it raised in excess of $2.5 Billion. In concert with these appointments an aggressive recruitment campaign was initiated to furnish Jyra with high calibre sales executives required for our sales force. We believe that this rapid pace of change will continue through 2000.

During the third quarter 2000 our main emphasis continued to focus strongly on driving forward the Sales & Marketing strategy of the Business Plan for 2000. Building on the changes to strengthen our sales management which occurred in the second quarter 2000 pursuant to the first phase of the Sales & Marketing strategy a sales recruitment campaign was commenced. Our new sales management team used their collective sales experience to establish a recruitment process designed to build a high quality team of sales professionals. The team now in place consists of 11 highly motivated individuals with an average of over 15 years experience each. To ensure market penetration is maximised, the team is focused on our chosen markets, which include; Telco, Service Providers, Wireless Operators, Channel & Integration partners and large corporations.

In parallel with these satisfying changes to the Company's sales force the Business Development activity is positioned to provide strategic advantage to the sales process. The primary goal of the Business Development activity is to position our product as the performance monitoring element within wider Service Provider and Enterprise solutions. This positioning assists the Company's sales force by adding weight to our message and by allowing the Company to leverage the sales forces of complimentary suppliers.

The first partnership from this activity is with Riversoft, where the two companies partner to provide enhanced performance and fault monitoring which interrelate network availability and performance with the business service impact. The Company is seeking to partner with other companies who have complementary products such as providers of quality of service based billing solutions.

The new sales approach, although in its infancy, is showing a number of encouraging signs, such as shorter sales cycles and repeat business. During Quarter 4 2000 the partnership and reseller activities generated interesting new business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 2000-1999 (Con't)

During the first quarter of 2001 the new sales team and strategy has provided the strongest quarter in the company's history. Average order value and the quality of customers have both strengthened, with the result that management are looking forward to continued exciting sales activity during the remainder of 2001


REVENUE

                                                       2000    1999   Change
                                                      ------- ------ --------
                                                      (In thousands)

   Revenue.............................................$940    $530    77.2%

The 77% increase in Revenue in 2000 compared to 1999 was attributable to increase in both the number of new customers and the increase in repeat revenue from existing customers. We do not distinguish between revenues generated by new customers and revenues generated by existing customers. For the year ended December 31, 2000, Yipes and BAA each accounted for in excess of 10% of total revenues. The general increase in Revenue can also be attributable to the sales reorganisation undertaken in the second half of 2000 resulting from the June 2000 strategic sales review.


SALES AND MARKETING

                                                       2000    1999   Change
                                                      ------- ------ --------
                                                      (In thousands)

   Sales and Marketing............................... $1,401  $1,248   12.2%

Our sales and marketing expenses increased from fiscal 1999 to fiscal 2000 due to our investment in additional personnel in our sales and marketing organisation as a result of the company's decision to restructure and streamline the existing sales force.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 2000-1999 (Con't)


GENERAL AND ADMINISTRATIVE

                                                       2000    1999   Change
                                                      ------- ------ --------
                                                      (In thousands)

   General and Administrative......................... $615    $755   -18.3%

This decrease reflected the level of general business efficiency and consolidation within the Company.


RESEARCH AND DEVELOPMENT

                                                       2000    1999   Change
                                                      ------- ------ --------
                                                      (In thousands)

   Research and development......................... $1,057    $1,217   -13.1%

The Company continued to work on its existing development program, and is actively recruiting additional development staff.


GROSS MARGIN

Cost of revenues consists of manufacturing costs, relating to the Packaging and printing of CDs. Gross margin as a percentage of revenues was 98% for fiscal year 2000 as compared to a Gross margin of 99% for the 12 months ended December 1999. During fiscal year 2000, the Company incurred costs associated with the sale of software and its packaging, these tend to be considerably lower that selling Hardware.


INTEREST INCOME, NET

Interest income, net was $32,213 in fiscal year 2000 compared to $12,896 in fiscal year 1999. The increase in interest income is primarily the result of higher balances of cash equivalents during fiscal year 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 2000-1999 (Con't)

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share for fiscal year 2000 was ($0.21) per share compared to ($0.23) per share in the fiscal year ended December 1999. The number of weighted average common shares outstanding for fiscal year 2000 was 13,755,658 as compared to 13,169,323 in the year ended December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations in fiscal year 2000 was $2,902,254 compared to $2,996,323 in the fiscal year ended December 1999.

Net cash raised from investing activities was $51,587 in fiscal year 2000 compared to $29,658 in the fiscal year ended December 1999. These funds were principally received from the disposal of redundant equipment.

As of December 31, 2000, the Company's principal sources of liquidity included cash and available for sale securities totalling $2,159,441. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company continues to meet its working capital requirements through its product sales revenue and financing transactions involving the private placement of equity securities.

During 2000 the Company sold 625,100 common shares at $3.00 per share to financial institutions and accredited investors for total proceeds of $1,875,300. Subsequent to December 31, 2000 the Company sold 680,000 common shares at $0.75 per share to financial institutions and accredited investors for total proceeds of $510,000.

As at March 26 2001 we had disposed of 36,018 Path 1 at an average price of $9.19 realising gross proceeds of $331,060. As at March 26 2001 we held 241,000 Path 1 with a gross value of $2,063,562.

We believe that we will have sufficient working capital to fund current levels of operations through 2001, assuming the Company receives at least $3 million from product sales and financing transactions involving the private placement of equity securities. There can be no assurance the Company will be able to raise the necessary funds. The Company establishes its expenditure level based upon its expectations as future revenues and if revenue levels were below expectations this could cause expenses to be disproportionately high. Therefore, a decrease in near term demand or insufficient level of equity funding would adversely affect the Company's results of operations in 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 2000-1999 (Con't)


In addition, in the event that the Company receives a larger than anticipated number of purchase orders the Company may require resources greater than our available cash or than are otherwise available. In such event, the Company may be required to raise additional capital. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS 1999-1998


REVENUE

                                                       1999    1998   Change
                                                      ------- ------ --------
                                                      (In thousands)

   Revenue.............................................$530     $536     -1%

The commercial success of our new software released midway through 1999 was offset by a general freeze of purchasing in Jyra's key markets during the fourth quarter 1999.


SALES AND MARKETING

                                                       1999    1998   Change
                                                      ------- ------ --------
                                                      (In thousands)

   Sales and Marketing................................$1,248  $1,055   18.3%

This increase reflects the general increase in sales activity during 1999.


GENERAL AND ADMINISTRATIVE

                                                       1999    1998   Change
                                                      ------- ------ --------
                                                      (In thousands)

   General and administrative..........................$755     $896  -15.7%

This decrease reflected the level of general business efficiency and consolidation within the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 1999/98 (Con't)

RESEARCH AND DEVELOPMENT

                                                       1999    1998   Change
                                                      ------- ------ --------
                                                      (In thousands)

   Research and development..........................$1,217   $1,526    -20%

The decrease in spending was due to the ongoing replacement of contract staff with full time employees. Undaunted by the competition for staff an active recruitment campaign continued.


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


INTEREST INCOME, NET

Interest income, net was $12,896 in fiscal year 1999 compared to $81,255 in fiscal year 1998. The decrease in interest income was primarily the result of lower balances of cash equivalents and lower interest rates during fiscal year 1999.


EARNINGS (LOSS) PER SHARE

Earnings (loss) per share for fiscal year 1999 was ($0.23) per share compared to ($0.24) per share in the fiscal year ended December 1998. The number of weighted average common shares outstanding for fiscal year 1999 was 13,169,323 as compared to 12,903,798 in the year ended December 31, 1998.

BUSINESS RISKS

The following is a summary of risks affecting the business and results of Jyra Research Inc. ("Jyra" or "the Company") and should be read in conjunction with the description of the Company's business contained in the other sections of the Company's Form 10-K for the year ended December 31, 2000 (the "2000 10-K").


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

WE FACE GROWING GLOBAL COMPETITION WHICH COULD MAKE IT DIFFICULT FOR US TO ACQUIRE AND RETAIN CUSTOMERS.

The market for Internet performance measurement and diagnostic services is new and rapidly evolving. The global nature of the Internet makes it easier for existing and new competitors to become visible to our customers and prospects. We expect competition in this market to intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services that they offer. Our primary business is the supply of enterprise-scale solutions to corporates and to network operators. Our primary competitors are the Netcare division of Lucent (previously known as INS InSoft), and Hewlett-Packard. Other competitors include Computer Associates, BMC, Compuware, Concord, Keynote, and Micromuse. The company also may experience competition from niche suppliers such as Freshwater, NetScout, NetIQ, Inverse Network Technology, Mercury Interactive, and Segue Software.

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


For our service provider hosted on-line web monitoring service business, we compete against a wide range of consultancy and service offerings, including WebCriteria, KeyNote, MIDS MatrixIQ Service and free services such as the Web Site Garage unit of Netscape, NetMechanic and Internet Weather Report. While the services may not be as comprehensive or complete as ours, and they may have less flexibility in reporting than we do, customers could still choose to use these services.

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


JYRA SMS SOFTWARE IS CURRENTLY OUR ONLY OFFERING, AND GENERATES ALL OF OUR CURRENT REVENUES. OUR BUSINESS DEPENDS ON ITS COMMERCIAL SUCCESS

All of our current revenues and our future growth depends on the commercial success of our SMS software, which is the only solution that we currently offer. If our target customers do not widely adopt, purchase and successfully deploy the SMS software, our revenues will not grow significantly and our business may fail. The software industry is characterised by changing fashions. Failure to grow rapidly in the short term may affect our future prospects.


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


YEAR 2000 PROBLEMS MAY DISRUPT OUR BUSINESS AND THE COSTS TO CORRECT THESE PROBLEMS MAY BE MATERIAL

In 1998 and 1999, we established plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of the planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believed those systems successfully responded to the Year 2000 date change. We incurred minimal expenses during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We monitored our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 and no latent Year 2000 matters arose.

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


CLAIMS BY OTHERS THAT WE INFRINGE ON THEIR PATENTS OR INTELLECTUAL PROPERTY RIGHTS COULD BE COSTLY TO DEFEND AND COULD HARM OUR BUSINESS

We may be subject to claims by others that our products infringe on their intellectual property rights. These claims, whether valid or not, could require us to spend significant sums in litigation, pay damages, delay product shipments, reengineer our products or acquire licenses to such third-party intellectual property. In this regard , we have not performed any comprehensive analysis of patents of others. We may not be able to secure any required licenses on commercially reasonable terms, or at all. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the performance management solutions market grows and the functionality of products overlaps. Any of these claims or resulting events could harm our business.


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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under "Prospectus Summary", "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and elsewhere in this prospectus constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may", "might", "could", "will", "should", "expect", "plan", "intend", "forecast", "anticipate", "believe", "estimate", "predict" , "potential" "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this prospectus involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include, among others, those listed under "Risk Factors" and elsewhere in this prospectus.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    PAGE NUMBER
                                                            -----------------
Consolidated Balance Sheets............................................51
Consolidated Statements of Operations..................................52
Consolidated Statement of Comprehensive Losses.........................53
Consolidated Statements of Cash Flows..................................54
Consolidated Statements of Stockholders' Equity........................55
Notes to Consolidated Financial Statements.............................58
Report of Independent Auditors. .......................................69


             Consolidated Balance Sheets December 31,2000

                                                                          December 31
                                                                       2000         1999
Current Assets
Cash & Cash Equivalents                                               237,629      673,372
Prepaid Expenses                                                       73,097       51,655
Accounts Receivable                                                   389,154      249,414
                                                                   ----------   ----------
Total Current Assets                                                  699,880      974,441

Property & Equipment
Computers, Equipment & Motor Vehicles                                 614,794      666,381
Less Accumulated Depreciation                                         492,378      429,922
                                                                   ----------   ----------
Net Property & Equipment                                              122,416      236,459

Other Assets
Available For Sale Securities                                       1,921,812    1,059,875
                                                                   ----------   ----------
                                        TOTAL ASSETS                2,744,108    2,270,775
                                                                   ==========   ==========
Current Liabilities
Accounts Payable                                                      127,472      121,010
Accruals & Deferred Income                                            240,264      153,042
Deferred Taxation on Investments                                      614,460      312,782
Current Portion Of Long Term Lease Obligations                         12,070       24,987
                                                                   ----------   ----------
                           Total Current Liabilities                  994,266      611,821

Creditors
Long Term Lease Obligations                                                 0       15,101


Stockholders' Equity
Common Stock $.001 par value
Authorised 20,000,000 shares
Issued 13,372,486 shares at 31 December 1999
and 13,997,586 shares at 31 December 2000
Issued Ordinary Share Capital                                           7,720        7,095
Paid In Capital                                                    11,566,140    9,784,415
                                                                   ----------   ----------
                                                                   11,573,860    9,791,510

Deficit Accumulated During
The Development Stage                                             (11,716,387)  (8,814,132)
Accumulated other Comprehensive income                              1,892,369      666,475
                                                                   ----------   ----------

Total Stockholders' Equity                                          1,749,842    1,643,853
                                                                   ----------   ----------

Total Liabilities & Stockholders' Equity                            2,744,108    2,270,775
                                                                   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       Consolidated Statements of Operations
 Cumulative Period May 2, 1996(Date Of Inception) Through December 31, 2000

                                                                              Twelve Months             Cumulative to
                                                                   ----------   ----------   ----------   ----------
                                                                    Dec 31,00     Dec 31,99    Dec 31,98    Dec 31,00

Revenue                                                               940,126      530,559      536,021    2,398,789
                                                                   ----------   ----------   ----------   ----------
Total Revenue                                                         940,126      530,559      536,021    2,398,789

Cost Of Revenue                                                        17,236        2,397       29,774       59,715
                                                                   ----------   ----------   ----------   ----------
Total Cost Of Revenue                                                  17,236        2,397       29,774       59,715
                                                                   ----------   ----------   ----------   ----------
Gross Margin                                                          922,890      528,162      506,247    2,339,074


Operating Expenses
Sales & Marketing Costs                                             1,401,905    1,248,969    1,055,499    4,182,709
General & Administration                                              615,746      755,810      896,809    3,236,982
Research & Development                                              1,057,859    1,217,021    1,526,142    5,355,056
                                                                   ----------   ----------   ----------   ----------
Total Operating Costs                                              (3,075,510)  (3,221,800)  (3,478,450) (12,774,747)

Other Income/(Expenses)
Taxes other than Income Taxes                                          (3,173)      (4,262)       4,335      (19,078)
Currency Exchange Differences                                        (663,681)    (135,015)      44,257     (753,240)
Provision for Doubtful Debts                                                0            0            0     (164,699)
Interest Income/(Expense)                                              32,213       12,896       81,255      269,306
Depreciation                                                         (113,341)    (174,076)    (198,538)    (602,606)
Loss on Disposal of Motor Vehicles                                     (1,653)      (2,228)      (6,516)     (10,397)
                                                                   ----------   ----------   ----------   ----------
Total Other Income/(Expense)                                         (749,635)    (302,685)     (75,207)  (1,280,714)

                                                                   ----------   ----------   ----------   ----------
Loss Before Income Taxes                                           (2,902,255)  (2,996,323)  (3,047,410) (11,716,387)

Provision for Income Taxes                                                  0            0            0            0
                                                                   ----------   ----------   ----------   ----------
Net Loss                                                           (2,902,255)  (2,996,323)  (3,047,410) (11,716,387)
                                                                   ==========   ==========   ==========   ==========
Earnings Per Share Of Common Stock
Average Shares Of                                                  13,755,658   13,169,323   12,903,798
Common Stock Outstanding
Loss Per Share Of                                                       (0.21)       (0.23)       (0.24)
Common Stock



The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement Of Comprehensive Losses



                                                                Twelve Months Ended December 31         Cumulative to
                                                                          2000         1999      1998   Dec 31,00
                                                                ---------------------------------------------------
Net Loss                                                           (2,902,255)  (2,996,323)  (3,047,410) (11,716,387)

Foreign Currency                                                      665,635      116,482      (23,438)     751,228

Unrealised Gains on Securities (Net of Taxes)                         560,259            0      580,882    1,141,141
                                                                   ----------   ----------   ----------   ----------
Comprehensive Loss                                                 (1,676,361)  (2,879,841)  (2,489,966)  (9,824,018)
                                                                   ----------   ----------   ----------   ----------

The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statement Of Cash Flows
       Cumulative Period May 2, 1996(Date Of Inception) Through Dec 31, 2000

                                                    Dec 31,00   Dec 31, 99    Dec 31, 98   Cumulative
Cash Flows From Operating Activities
Net Loss                                             (2,902,255)   (2,996,323)  (3,047,410) (11,716,387)
Adjustments To Reconcile Net Loss To Net Cash
Used For Operating Activities:
Depreciation                                             62,456       148,882      174,220      492,378
Decrease/(Increase) In Prepaid Expenses                 (21,442)       69,111      (93,899)     (73,097)
(Decrease)/Increase In Deferred Income & Accruals        87,222       (14,767)      87,675      240,264
Increase/(Decrease) In Accounts Payable                 (21,556)      (50,611)      48,410      139,542
Decrease/(Increase)  In Accounts Receivable            (139,740)      (20,625)    (176,725)    (389,152)
Decrease/(Increase) In Other Receivable                       0       322,500     (322,500)           0
                                                     ----------    ----------   ----------   ----------
                                                     (2,935,315)   (2,541,833)  (3,330,229) (11,306,452)

Cash Flows From Investment Activities
(Purchase)/Disposal of Computers, Equipment & Vehicles   51,587        29,658     (100,984)    (614,794)

Cash Flows From Financing Activities
Proceeds From The Issuance Of Common Stock            1,782,350     2,514,616      765,000   11,407,648
                                                     ----------    ----------   ----------   ----------
Effects Of Exchange Rate Changes On Cash                665,635       116,482      (23,438)     751,227
                                                     ----------    ----------   ----------   ----------
Net (Decrease)/Increase In Cash & Cash Equivalents     (435,743)      118,922   (2,689,651)     237,629

Cash & Cash Equivalents At Beginning of Period          673,372       554,450    3,244,101            0
                                                     ----------    ----------   ----------   ----------
Cash & Cash Equivalents At End of Period                237,629       673,372      554,450      237,629
                                                     ----------    ----------   ----------   ----------

The accompanying notes are an integral part of these consolidated financial statements.

                    Consolidated Statement of Stockholders Equity
                   Period From Inception Through December 31, 2000

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

                    Consolidated Statement of Stockholders Equity
                   Period From Inception Through December 31, 2000

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

                   Consolidated Statement of Stockholders Equity (Con't)
                         Period From Inception Through 31-Dec-00

                                                                                     Deficit
                                                                                           Accumulated  Other
                                                    Common      Stock         Paid-In      During       Comprehensive
                                                    Shares      Amount        Capital      Development  Income
                                                    $           $             $            $            $

Brought forward Balance as
at 31- December -99                                   13,372,486         7,095    9,784,415  (8,814,132)      666,475

May Issuance of Common Stock                             208,700           209      625,891            -            -
at $3.00 Per Share

June Issuance of Common Stock                            416,400           416    1,248,784            -            -
at $3.00 Per Share
 Issuance Expenses of Capital Stock                            -             -     (92,950)            -            -

Net Loss For The Period
To December 31, 2000                                           -             -            -  (2,902,255)            -

Translation Adjustment
 For The Period                                                -             -            -            -      665,635

Unrealised gain
on available  for sale securities                              -             -            -            -      560,259

                                                     ----------    ----------   ----------   ----------   ----------
Balance at December 31, 2000                          13,997,586         7,720   11,566,140 (11,716,387)    1,892,369
                                                     ----------    ----------   ----------   ----------   ----------

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   OPERATIONS
Jyra Research Inc ("Jyra" or the "Company") was incorporated on May 2, 1996 under the laws of Delaware. The Company designs, develops, manufactures, and markets its "Service management solution" (SMS) to (i) measure application response time, and (ii) identify network problems caused by the constant increase in network traffic combined with the growing complexity of networks and network ownership scenarios. The problems result in escalating costs and major systems failures across the corporate spectrum. Management believes that current devise based network management systems do not have the capability to effectively deal with these problems.


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

Revenue Recognition
Revenue is generally recognised when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales of software is recognised at time of delivery and acceptance and after consideration of all the terms and conditions of the customer contract. Sales of services are recognised at time of performance , and rental revenue is recognised proportionately over the contract term. Revenues and estimated profits on long-term contracts are generally recognised under the percentage-of-completion method of accounting using either a units-of-delivery or a cost-to-cost methodology; profit estimates are revised periodically based on changes in facts; any losses on contracts are recognised immediately.

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

Foreign currency translation
The Company has determined that the US dollar is the "functional currency" of its operations. All foreign currency assets and liability amounts are remeasured into US dollars at end - of - period exchange rates. Foreign currency income and expenses are translated at average exchange rates in effect during the year. Unrealised currency adjustments in the consolidated balance sheet are accumulated in stockholders equity. Exchange gains and losses arising from retranslated of foreign currency - denominated monetary assets and liabilities were included in income in the period in which they occur.

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


3.   RECENT PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company has evaluated the impact of SAB 101 and its related interpretations and concluded that there is no impact on the results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. Subsequent to the issuance of SFAS 133, the FASB received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS 133. The introduction of these statements has no impact on the Company.

4.   SUMMARY INFORMATION FOR THE COMPANY'S OPERATIONS BY GEOGRAPHIC LOCATION

                                         $           $           $
                                       2000        1999        1998
Revenue
To Customers from US operations       361,767      61,465     162,786
To Customers from UK operations       578,359     469,094     373,235
                                   ----------  ----------  ----------
Total Revenue                         940,126     530,559     536,021
                                   ----------  ----------  ----------

Operating Loss
US operations                         (99,645)   (285,187)   (558,522)
UK Operations                      (2,052,974) (2,408,451) (2,413,681)
                                   ----------  ----------  ----------
Total operating loss               (2,152,620) (2,693,638) (2,972,203)
                                   ----------  ----------  ----------

Identifiable Assets
US operations                       2,265,381   1,754,477   2,056,537
UK operations                         478,727     516,298     644,841
                                   ----------  ----------  ----------
Total Identifiable Assets           2,744,108   2,270,775   2,701,378


5. COMMITMENTS AND CONTINGENCIES

Leases
Property plant and equipment includes the following amounts for leases that have been capitalised at December 31, 2000.
                                          2000          1999
                                            $             $

Vehicles                                  86,316       88,310
Less allowance for amortisation           57,602       39,881
                                          ------      ------
                                          28,714       48,249
                                          ------      ------

Amortisation of leased assets is included in depreciation expenses. Future minimum payments under capital leases with initial terms of one year or more consisted of the following at December 31, 2000:

                                                               $

2001                                                         13,845
2002                                                          4,186
                                                             ------
Minimum lease payments                                       18,031
Interest                                                     (2,172)
Fees                                                           (161)
                                                             ------
Present value of net minimum lease payments                  15,698

The Company leases its United Kingdom facilities from a third party. The lease is for five years at a rental rate of 40,000 British Pounds per annum (equivalent to $64,726). The current lease expires in August 2004.


6.   INCOME TAX
No provision for income taxes is required in the periods 2000, 1999 and 1998 due to losses incurred by the company.

The Company's deferred tax assets, deferred tax liabilities and deferred tax valuation allowances at December 31, are as follows:-

                                                              2000          1999
                                                                $            $

Deferred tax asset
US Federal and State net operating loss carry forwards       920,000      652,000
Outside US                                                 2,500,000    2,100,000
                                                           ---------    ---------
Total deferred tax asset                                   3,420,000    2,752,000
Less: valuation allowance                                 (3,420,000)  (2,752,000)
                                                           ---------    ---------
Net deferred tax asset                                             0            0

Deferred tax liability                                       614,460      312,782

The deferred tax asset arises due to the net operating loss carry forwards. Management has based the valuation allowances on the fact that it is in the development stage and because of the risky nature of the industry. The valuation allowance has increased by $668,000, $802,000 and $1,350,000 for the years ended December 31, 2000, 1999, and 1998 respectively.

The deferred tax liability arises due to the unrealised gain on available for sale securities. This liability may be able to be offset, at least in part, by US non operating loss carry forwards.

The company has US federal and state non operating losses of approximately $2,300,000 respectively which expire in years beginning 2005 through 2019. Utilisation of the US and state net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carry forwards before full utilisation.

For tax purposes, the UK based subsidiary company has approximately $8,500,000 (1999 $6,900,000) of net operating loss carry forwards that are available for offset against profits of the same trade indefinitely.


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

The Company acquired the 277,018 shares in Path 1 for $166,211 and is holding these as available for sale securities. At the year end the market price of the shares was $6.93. The accounting treatment is therefore as follows:

                                                              $

Purchase consideration                                     166,211
Add unrealised holding gain                              1,755,601
                                                          --------
Aggregate fair value                                     1,921,812

The holding gain has been recognised as follows:
                                                              $

Unrealised holding gain                                  1,755,601
Deferred tax liability at 35%                              614,460
                                                           -------
Net Unrealised holding gain                              1,141,141
                                                           -------


8. COMPENSATION AND BENEFIT PROGRAMS


EMPLOYEE STOCK PURCHASE PLAN.

The Company has adopted the Stock Option Plan (the "Plan") to attract and retain officers, non-employee directors, employees, and consultants of the Company or any of its subsidiaries or affiliates. The Plan authorises the purchase of up to 1,000,000 shares of Common Stock through the grant of stock options and awards of restricted stock. The Company has granted options under the Plan to purchase 679,000 shares of the Company's Common Stock at varying exercise prices. The Plan will be administered by either the Board of Directors or a committee of two or more non-employee directors ("Administrator"). In general, the Administrator will determine which eligible officers, directors, employees and consultants of the Company may participate in the Plan and the type, extent and terms of the stock option grants and awards of restricted. The Plan was adopted on July 20, 1996. The Plan provides for the granting of incentive stock options as defined in
Section 422 of the Internal Revenue Code, as well as non-incentive stock options. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted.

Of the 679,000 shares granted, 50,000 are exercisable according to the following schedule:

Percent exercisable   Exercise event

50%                   On or after the first customer shipment, or two years
                      from grant date, whichever comes first
12.5%                 One year from grant date
12.5%                 Two years from grant date
25%                   Three years from grant date

Of the 679,000 shares granted, 494,000 are exercisable according to the following schedule:

Percent exercisable   Exercise event

25%                   One year from grant date
25%                   Two years from grant date
25%                   Three years from grant date
25%                   Four years from grant date

Of the 679,000 shares granted, 125,000 are exercisable according to the following schedule:

Percent exercisable   Exercise event

50%                   One year from grant date
25%                   Two years from grant date
25%                   Three years from grant date


Of the 679,000 shares granted, 10,000 are exercisable according to the following schedule:

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

Transactions involving the Plan are summarised as follows:

                                                           AVERAGE
                                                           OPTION PRICE
                                           OPTION PRICE    PER
 OPTION SHARE         SHARES     RANGE     PER SHARE       SHARE

Balance At Jan 1, 98   904,000            0.20 - 9.25       $6.36
Granted                200,000            5.50 - 9.50       $7.78
Exercise                     -                 -
Forfeited              150,000            0.20 - 9.25       $5.44
Balance 31 Dec 98,     954,000

Balance At Jan 1, 99   954,000            0.20 - 9.25       $6.93
Granted                 55,000                8.00          $8.00
Exercise                     -                 -
Forfeited              200,000            3.50 - 8.50       $7.23
Balance 31 Dec 99,     809,000            0.20 - 9.25       $6.83

Balance At Jan 1, 00   809,000            0.20 - 9.25       $6.83
Granted                  5,000                8.00          $8.00
Exercise                     -                 -
Forfeited              135,000            2.00 - 8.00       $5.61
Balance 31 Dec 00,     679,000            0.20 - 9.25       $7.20

(1) Fiscal year 1997 and prior periods have been adjusted for the 2-for-1 stock Dividend, in the form of a stock dividend, approved by the Company's Board of Directors, which was effective Sept 1997.

Of the 679,000 OUTSTANDING AT DECEMBER 31, 2000 524,250 ARE EXERCISABLE AT DECEMBER 31, 2000 At December 31, 2000 there were 321,000 shares available for future grants.

Stock option Executive Plan for key executives

The Company has adopted the Executive Stock Option Plan (the "Executive Plan") to attract and retain Key executive of, or independent Advisors to the Company or any of its subsidiaries or affiliates. The Executive Plan authorises the purchase of up to 300,000 shares of Common Stock through the grant of stock options and awards of restricted stock. The Company has granted options under the Plan to purchase 180,000 shares of the Company's Common Stock at varying exercise prices. The Executive Plan will be administered by either the Board of Directors or a committee of two or more non-employee directors ("Administrator"). In general, the Administrator will determine which eligible officers, directors, employees and consultants of the Company may participate in the Executive Plan and the type, extent and terms of the stock option grants and awards of restricted. The Executive Plan was adopted September 1, 1998. The Executive Plan provides for the granting of incentive stock options as defined in Section 422 of the Internal Revenue Code, as well as non-incentive stock options. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted.

Of the 180,000 shares granted, all are fully exercisable from the date of grant. At Dec 31, 2000 there were 180,000 shares under option plan for key employees and there were 120,000 shares available for future grants.

Transactions involving the Executive Plan are summarised as follows:

                                                              AVERAGE
                                                           OPTION PRICE
                                           OPTION PRICE        PER
 OPTION SHARE         SHARES     RANGE       PER SHARE        SHARE

Balance At Jan 1, 98      -                    -               -
Granted                255,000               $5.50           $5.50
Exercise                  -                    -               -
Forfeited                 -                    -               -
Balance Dec 31, 1998   255,000

Balance At Jan 1, 99   255,000               $5.50           $5.50
Granted                   -                    -               -
Exercise                  -                    -               -
Forfeited                 -                    -               -
Balance Dec 31, 1999   255,000               $5.50           $5.50

Balance At Jan 1, 00   255,000               $5.50           $5.50
Granted                 45,000               $2.00           $2.00
Exercise                  -                    -               -
Forfeited              120,000               $5.50           $5.50
Balance Dec 31, 2000   180,000           $2.00 - $5.50       $4.625

OUTSTANDING AT DECEMBER 31, 2000, 180,000 OF WHICH 180,000 ARE EXERCISABLE AT DECEMBER 31, 2000

For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999,and 1998, respectively: risk-free interest rates of 6.00%, 5.75% and 5.5%; volatility factors of the expected market price of the Company's Common Stock of 87% and a weighted-average expected life of the options of 4 years. There was no dividend yield included in the calculation as the Company does not pay dividends. The weighted-average fair value of options granted during 2000, 1999 and 1998 was $2.89, $3.26 and $3.63.

REPORT OF INDEPENDENT AUDITORS
to the shareholders and Board of Directors  Jyra Research Inc.

We have audited the accompanying consolidated balance sheets of Jyra Research Inc. (a development stage enterprise) as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000 and for the period May 2, 1996 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jyra Research Inc. at December 31, 2000 and 1999 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2000 and for the period May 2, 1996 (inception) through December 31, 1999 in conformity with United States generally accepted accounting principles.













Ernst & Young
Luton, England
April 2, 2001

ITEM 9.     Changes in and disagreements with accountants on
              accounting and financial disclosures

NONE

ITEM 10.    Directors and executive officers of the registrant

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The executive officers and Directors of Jyra Research Inc and their ages as of March 26, 2001 are as follows:



NAME                          AGE                   POSITION

Roderick Adams                 37             President, CEO, Chairman
                                              of the Board

Joop van Kammen                40             Chief Operating Officer


Paul Robinson                  38             Director, VP-Business
                                                        Development

Peter Lynch                    45             Director, VP-Technology


Robin Elsom                    40             Director, VP Product Development


Nigel Williams                 37

         Directors were elected on November 5, 1999 and are expected to hold these positions until the next Annual General Meeting of Shareholders during 2001. There are no arrangements or understandings among any of the directors regarding their election as director.

Roderick "Archie" Adams was appointed on 23rd June 2000 to be the Company's President, CEO, and Chairman of the Board of Directors. Prior to that he served as the Company's Vice President - Corporate Development. He has served as a director of the Company since its inception in May 1996. From March 1998 to December 2000, Mr. Adams also served as a Director of Path 1 Network Technologies Inc., a start-up company, which is engaged in the business relating to computer, telephone and video networks. Since 1991 Mr. Adams has acted as a consultant to a number of companies seeking financing. Mr. Adams provides services and advice on corporate matters including fund raising, listings and quotes, investor and media relations.

Joop van Kammen was elected on 23rd June 2000 as Chief Operating Officer. He has unprecedented knowledge and experience of the European Service Provider market. Mr van Kammen has spent approximately 14 years with data/telecommunications companies in Sales/Marketing and Business Strategies, where he served in various management roles. Amongst companies where he was also able to leverage his operations planning and management skills were WorldOnline International B.V, as Vice President Technology/Business Strategy, Cignal Global Communications as Director of Sales Northern and Central Europe, and Global One Netherlands, as Director of Sales. At WorldOnline he was responsible for sales in three key areas: small and medium sized businesses, corporate, and consumer markets. Mr. van Kammen earned an Executive Master of Business Administration and Master of Business Informatics (MBA MBI) from Erasmus University, Netherlands and Georgia State University, Atlanta USA. Mr van Kammen intends to spend three days a week full time on the affairs of the Company, and be available for consultation at all other times.

Paul Robinson served as Chairman of the Board of Directors, President, and Chief Executive Officer of the Company from 3rd June 1996 until 23rd June 2000, on which date he resigned his position as Chairman, President and Chief Executive Officer to concentrate his activities on business development. From March 1998 to December 2000, Mr. Robinson also served as a Director of Path 1 Network Technologies Inc., a start-up company, which is engaged in the business relating to computer, telephone and video networks. From August 1995 to 1st October 1996, Mr. Robinson was an Account Manager for Cisco Systems, handling customers in the United Kingdom financial sector. From 1992 to August 1995 Mr. Robinson was employed by Biss Ltd. as a new business sales executive. From 1989 to 1992 Mr. Robinson was a sales executive for Prime Computers in the United Kingdom. In 1990, Mr. Robinson was transferred to Thailand where he was sales manager for Southeast Asia.

Peter Lynch has served as a director of the Company since its inception in May 1996. Mr Lynch has over twenty years of data telecommications industry experience, primarily in network software development. Between 1990 and 1996, Mr. Lynch held various management positions with Wang BISS Ltd. in the areas of system engineering, product marketing, and regional operations. Prior to 1990, Mr. Lynch completed several networking product developments for Prime Computer R&D. Mr. Lynch earned a Degree in Engineering from Imperial College, London and is a Chartered Engineer.

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

     Nigel Williams has served as a director of the Company since July 1998 and is currently Senior VP of Business Development of Digiquant. From July 1998 until June 2000, Nigel served as VP Business Development prior to that he was the UK Sales Director for the Company from September 1997. From March 1992 through September 1997 he held various positions at Cisco Systems rising to the position of Regional Sales Director for the UK Banking Region. Prior to his employment with Cisco Systems, Mr Williams was employed by Ungermann Bass Corp., where he spent four years selling data networking systems to companies in London England.

Item  11. EXECUTIVE  COMPENSATION.

                         SUMMARY COMPENSATION TABLE *

LONG-TERM
                                   ANNUAL COMPENSATION         COMPENSATION
                                    ------------------------------------------------
                                                                           AWARDS
                                                                        ------------
                                                                        SECURITIES
                              FISCAL            OTHER        ANNUAL     UNDERLYING       ALL OTHER
 NAME AND PRINCIPAL POSITION   YEAR  SALARY(1)  BONUS(1)  COMPENSATION    OPTIONS(#)  COMPENSATION
- ----------------------------- ------ ---------  --------  --------------- ----------   ----------
-----

Roderick Adams................2000    43,000          0           0            0               0
 President and Chief,
 Executive Officer

Paul Robinson.................2000    46,500          0           0            0               0
 Director VP Business
 Development

Peter Lynch    ...............2000    46,500          0           0            0               0
  Director, VP Technical


Robin Elsom...................2000    46,500          0           0            0               0
  Director, VP Product
  Development


 (1) *  All monetary amounts in this table are in English pounds sterling.

OPTION GRANTS TO EXECUTIVE OFFICERS

   Stock option grants made to any of the Named Executive Officers in the fiscal year ended December 31, 2000.

NONE


   Stock appreciation rights granted to the Named Executive Officers during such year.

NONE


OPTION EXERCISES AND FISCAL YEAR-END VALUES

   The following table sets forth information concerning the year-end number and value of unexercised options with respect to each of the Named Executive Officers. No options were exercised by the Named Executive Officer in fiscal year 2000

                                                        NUMBER OF
                                                       SECURITIES             VALUE OF
                                                       UNDERLYING            UNEXERCISED
                                                       UNEXERCISED          IN-THE-MONEY
                                                         OPTIONS               OPTIONS
                                                     AT FY-END(#)(1)       AT FY-END($)(2)
                                                   ------------------- -----------------------
                       NAME                         VESTED   UNVESTED    VESTED     UNVESTED
- ---------------------------------------------------------------------- ----------- -----------
Joop van Kammen                                    45,000    45,000          0          0
Robin Elsom.......................................225,000    75,000          0          0


(1) Each of the options listed in the table is immediately exercisable.

(2) Based on the fair market value of the Company's Common Stock at fiscal year end December 31, 2000 and such value is equal to the closing price ($0.75 per share), as reported by the OTC Bulletin Board, less the exercise price payable for such shares.

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

SECURITY OWNERSHIP OF MANAGEMENT (1) (2)

TITLE OF CLASS        NAME OF        AMOUNT AND             PERCENT
                 BENEFICIAL OWNER    NATURE OF                OF
                                     BENEFICIAL              CLASS
                                     OWNERSHIP

Common            Roderick Adams      1,460,000              10.1%
                  Hamilton House      Direct
                  111 Marlowes
                  Hemel Hempstead
                  Herts  HP1 1BB
                  United Kingdom

Common            Joop van Kamen       45,000 (3)              *
                  Hamilton House      Direct
                  111 Marlowes
                  Hemel Hempstead
                  Herts  HP1 1BB
                  United Kingdom

Common            Paul Robinson       1,470,000              10.2%
                  Hamilton House      Direct
                  111 Marlowes
                  Hemel Hempstead
                  Herts  HP1 1BB
                  United Kingdom

Common            Peter Lynch         1,470,000              10.2%
                  Hamilton House      Direct
                  111 Marlowes
                  Hemel Hempstead
                  Herts  HP1 1BB
                  United Kingdom

Common            Robin Elsom           300,000  (4)          2.0%
                  Hamilton House        Direct
                  111 Marlowes
                  Hemel Hempstead
                  Herts  HP1 1BB
                  United Kingdom

Common            Nigel Williams        125,000  (5)           *
                  Hamilton House        Direct
                  111 Marlowes
                  Hemel Hempstead
                  Herts  HP1 1BB
                  United Kingdom

All executive officers and directors as a group
 (6 persons)                          4,825,000              33.4%

*  Less than one percent of the outstanding shares of Common Stock.

Item  12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
                (Con't)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 26, 2001 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing percentage ownership of each other person. To the Company's knowledge, the entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Percentage ownership is based on 14,435,658 shares of Common Stock outstanding on March 26, 2001.

(3) Includes 45,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 26, 2001.

(4) Includes 300,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 26, 2001.

(5) Includes 125,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 26, 2001.

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

           10.06 Executive Stock Option Plan dated September 1, 1998. Filed as exhibit 10.06 to Jyra Research Inc. Annual Report on Form 10K - filed March 31, 1999.. SEC File No. 333-19183

           10.07 Path 1 Option Agreement Between Franklin S. Felber and Jyra Research Inc. dated January 25, 1999. Filed as exhibit 10.07 to Jyra Research Inc. Annual Report on Form 10K - filed March 29, 2000. SEC File No. 333-19183

           10.08   Path 1 Lock-Up Agreement dated January 25, 1999. Filed as
exhibit 10.08 to Jyra Research Inc. Annual Report on Form 10K - filed March 29, 2000. SEC File No. 333-19183

           10.09 Settlement Agreement and Mutual Release among Path 1 Network Technologies Inc., Douglas A. Palmer, Ronald D. Fellman, JYRA Research Inc., Roderick C.H. Adams, Leslie A. Fellman, Linda Palmer, Franklin Felber and Merril Felber dated January 4, 2001.




           21.01   Subsidiaries of the Registrant.

        The only subsidiary of the Registrant is Jyra Research Ltd., a corporation organised under the laws of the United Kingdom.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 or 15 (d) OF THE SECURITIES ACT OF 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised. IN THE TOWN OF HEMEL HEMPSTEAD, ENGLAND, ON April 2, 2001.
                                                 Jyra Research Inc.

                                                 /s/ Roderick Adams
                                                 ____________________
                                                 Roderick Adams,
                                                 President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                                  /s/ Roderick Adams
                                                  _____________________
                                                  Roderick Adams
                                                  President & CEO
                                                 (Principal Financial
                                                  and Accounting Officer)


                                                  /s/ Paul Robinson
                                                  ____________________
                                                  Paul Robinson
                                                  Director


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