Form 10-Q
period 2001-03-31
JYRA RESEARCH INC
filed 2001-05-15
CIK 1017334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

      __
     |_X_|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

                              OR

      __
     |__|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to____________


          Commission file number   333-19183


           JYRA RESEARCH INC
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


As of 4 May 2001, the registrant had outstanding 14,677,586 shares of Common Stock, par value $0.001.

                               Jyra Research Inc.
                                   FORM 10-Q
                                     INDEX

                                                                      PAGE NO.
                                                                      --------
          Cover Page                                                      1

          Index                                                           2

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheets
          March 31, 2001 and December 31, 2000 -                          3

          Consolidated Statements of Operations
          Three months ended March 31, 2000, March 31, 2001 -             4

          Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 2000, March 31, 2001 -             5

          Consolidated Statement of Stockholders' Equity
          Period 1 January 2000 to 31 March 2001 (unaudited)              6

          Notes to Condensed Consolidated (unaudited)
          Financial Statements                                            7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

Item 3.   Quantitative and Qualitative Disclosures
          about market risk                                              20


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       21

         Item 2. Changes in Securities and Use of Proceeds.              22

         Item 3. Defaults upon Senior Securities                         22

         Item 4. Submission of Matters to Vote of Security Holders       22

         Item 5. Other Information                                       22

         Item 6. Exhibits and Reports                                    22

                 Signatures                                              23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

      Consolidated Balance Sheets March 31, 2001 and December 31, 2000 (unaudited)

                                                    March 31,01   December 31, 00
Current Assets
Cash & Cash Equivalents                                 445,565      237,629
Prepaid Expenses                                         59,788       73,097
Accounts Receivable                                     921,492      389,154
Other Receivables                                        97,824            0
                                                     ----------   ----------
Total Current Assets                                  1,524,669      699,880

Property & Equipment
Computers, Equipment & Motor Vehicles                   589,106      614,794
Less Accumulated Depreciation                           489,424      492,378
                                                     ----------   ----------
Net Property & Equipment                                 99,682      122,416

Other Assets Available For Sale                       1,852,687    1,921,812
                                                     ----------   ----------
                                       TOTAL ASSETS   3,477,038    2,744,108
                                                     ==========   ==========
Current Liabilities
Accounts Payable                                        108,679      127,472
Accruals & Deferred Income                              773,794      240,264
Deferred Taxation on Investments                        597,831      614,460
Current Portion Of Long Term Lease Obligations            8,688       12,070
                                                      ---------   ----------
                          Total Current Liabilities   1,488,992      994,266

Stockholders' Equity
Common Stock $.001 par value
Authorised 20,000,000 shares
Issued 13,372,486 shares at 31 March 2000
and 14,677,586 shares at 31 March 2001
Issued Ordinary Share Capital                             8,400        7,720
Paid In Capital                                      12,041,834   11,566,140
                                                     ----------   ----------
                                                     12,050,234   11,573,860

Accumulated Deficit                                 (12,687,560) (11,716,387)

Accumulated other Comprehensive income                2,625,372    1,892,369
                                                     ----------   ----------

Total Stockholders' Equity                            1,988,046    1,749,842
                                                     ----------   ----------

Total Liabilities & Stockholders' Equity              3,477,038    2,744,108
                                                     ==========   ==========

The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and foot notes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

              Consolidated Statements of Operations (Unaudited)

              Three months ended March 31, 2000, March 31, 2001

                                                    Three Months Three Months
                                                     ----------    ----------
                                                    March 31, 00  March 31, 01
Revenue                                                 434,957       357,406
                                                     ----------    ----------
Total Revenue                                           434,957       357,406

Cost Of Revenue                                          17,384         2,480
                                                     ----------    ----------
Total Cost Of Revenue                                    17,384         2,480
                                                     ----------    ----------
Gross Margin                                            417,573       354,926

Operating Expenses
Sales & Marketing Costs                                 242,565       378,821
General & Administration                                128,453       121,047
Research & Development                                  266,091       234,208
                                                     ----------    ----------
Total Operating Costs                                  (637,109)     (734,076)

Other Income/(Expenses)
Taxes other than Income Taxes                            (3,395)       (1,727)
Currency Exchange Differences                          (219,718)     (795,062)
Provision for Doubtful Debts                                  0             0
Profit on Disposal of Investments
Net of Income Tax of $108,307                                  0      222,753
Interest Income/(Expense)                                  (745)         (509)
Depreciation                                            (52,331)      (17,478)

Loss on Disposal of Motor Vehicles                       (1,749)            0
                                                     ----------    ----------
Total Other Income/(Expense)                           (277,938)     (592,023)
                                                     ----------    ----------
Loss Before Income Taxes                               (497,474)     (971,173)

Provision for Income Taxes                                    0             0
                                                     ----------    ----------
Net Loss                                               (497,474)     (971,173)
                                                     ==========    ==========

Earnings Per Share Of Common Stock
Average Shares Of Common Stock Outstanding           13,372,486    14,450,919
Loss Per Share Of Common Stock                            (0.04)        (0.07)

Consolidated Statement Of Comprehensive Losses (Unaudited)

                                                      Three Months Ended
                                                      March 31, 00  March 31, 01
                                                    --------------  -------------
Net Loss                                               (497,474)     (971,173)

Foreign Currency                                        217,497       785,499

Unrealised Gains on Securities (Net of Taxes)                 0       (52,496)
                                                     ----------    ----------
Comprehensive Loss                                     (279,977)     (238,170)
                                                     ----------    ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

       Condensed Consolidated Statement Of Cash Flows (unaudited)

               Three months ended March 31, 2000, March 31, 2001

                                                         Three Months to
                                                    March 31, 00    March 31, 01
Cash Flows From Operating Activities
Net Loss                                               (497,474)     (971,173)
Adjustments To Reconcile Net Loss To Net Cash
Used For Operating Activities:
Depreciation                                             24,356        (2,954)
Decrease In Prepaid Expenses                              2,367        13,309
Increase In Deferred Income & Accruals                   41,032       533,530
Decrease In Accounts Payable                            (18,623)      (22,175)
Increase In Accounts Receivable                        (248,629)     (532,338)
Decrease In Other Receivable                                  0       (97,825)
                                                     ----------    ----------
                                                       (696,971)   (1,079,626)

Cash Flows From Investment Activities
Purchase/Disposal                                        48,559        25,688
 of Computers, Equipment & Vehicles
Cash Flows From Financing Activities
Proceeds From The Issuance Of Common Stock              217,497       476,375

Effects Of Exchange Rate Changes On Cash                      0       785,499
                                                     ----------    ----------
Net (Decrease)/Increase In Cash & Cash Equivalents     (430,915)      207,936
Cash & Cash Equivalents At Beginning of Period          673,372       237,629
                                                     ----------    ----------
Cash & Cash Equivalents At End of Period                242,457       445,565
                                                     ----------    ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Consolidated Statement of Stockholders' Equity
           Period January 1, 2000 to March 31, 2001 (unaudited)

                                                                                           Accumulated    Other
                                                    Common       Stock        Paid-In      During         Comprehensive
                                                    Shares       Amount       Capital      Development    Income
                                                                   $            $             $             $
Brought forward Balance as
at 31- December -99                             13,372,486        7,095    9,784,415    (8,814,132)      666,475

May Issuance of Common Stock                       208,700          209      625,891             -             -
at $3.00 Per Share

June Issuance of Common Stock                      416,400          416    1,248,784             -             -
at $3.00 Per Share
Issuance Expenses of Capital Stock                       -            -      (92,950)            -             -

Net Loss For The Period
To December 31, 00                                       -            -            -    (2,902,255)            -

Translation Adjustment
For The Period                                           -            -            -             -       665,635

Unrealised gain
on available for sale securities                         -            -            -             -       560,259
                                                ----------   ----------   ----------    ----------    ----------
Balance at December 31, 2000                    13,997,586        7,720   11,566,140  (11,716,387)     1,892,369
                                                ----------   ----------   ----------    ----------    ----------

Brought forward Balance as
at 31- December -00                             13,997,586        7,720   11,566,140  (11,716,387)     1,892,369

January Issuance of Common Stock                   680,000          680      509,320            -              -
at $0.75 Per Share
Issuance Expenses of Capital Stock                       -            -      (33,626)           -              -

Net Loss For The Period
To March 31, 2001                                        -            -            -     (971,173)             -

Translation Adjustment
 For The Period                                          -            -            -             -       785,499
Unrealised gain
 on available for sale securities                        -            -            -             -        52,496
                                                ----------   ----------   ----------    ----------    ----------
Balance at March 31, 2001                       14,677,586        8,400   12,041,834  (12,687,560)     2,625,372
                                                ----------   ----------   ----------    ----------    ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 2001

A.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Jyra Research Inc ("Jyra" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2000 included in the Company's Form 10K. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

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

B.  DEVELOPMENT STAGE ENTERPRISE
The Company met the guidelines as a Development Stage Enterprise as defined by FAS 7 for the period from incorporation on May 2, 1996 until December 31, 2000. In the opinion of the Directors the Company is no longer considered to be in the development stage and as permitted by paragraph 13 of FAS 7, the cumulative amounts and other disclosures required by the standard are no longer required to be shown.

C.  CASH AND CASH EQUIVALENTS
For purposes of the condensed consolidated balance sheets and statements of cash flows, the Company considers money market funds and other similar financial instruments with an original maturity date of three months or less to be cash equivalents.

D.  EARNINGS PER SHARE
Earnings per share are computed using the weighted average number of shares of common stock outstanding during the period.

E.  STOCK OPTION PLAN

The Company has adopted two separate stock option plans. The first is for key employees and the second for key executives.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 2001 (Cont'd)

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

During the quarter ended 31 March, 2001, no shares were granted to key employees.

The number of shares for which options may be granted cannot exceed 1,000,000 shares of the Company's common stock. The Plan shall terminate on the tenth anniversary of its original effective date, July 20, 1996, after which no awards may be granted.

At March 31, 2001 there were 679,000 shares under option plan for key employees.

At March 31, 2001 there were 321,000 shares available for future grants under the option plan for key employees.

Stock option plan for key executives

The Plan for key executives was adopted Sept 1, 1998. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted. The Plan allows for the grant of up to a total of 300,000 common shares.

During the quarter ended 31 March, 2001, no shares were granted to key employees.

At March 31, 2001, there were 180,000 shares under option plan for key executives.

At March 31, 2001 there were 120,000 shares available for future grants under the option plan for key executives.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of section 27A of the Securities and Exchange Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which reflect the Company's current judgement on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under BUSINESS RISKS starting on page 18 and in the Company's Annual Report on Form 10K for the year ended December 31, 2000 which is on file with the Securities and Exchange Commission.

Certain Statements contained in this Quarterly Report on Form 10-Q, and the Annual Report on Form 10-K referred to above, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the BUSINESS RISKS on Page 18 and the "Financial Risk Management, "Potential Volatility in Operating Results, "Investments and Alliances, "Competition", "Research and Development", "Manufacturing", "Patents, Intellectual Property, and Licensing", "Future Growth Subject to Risks" and "Other Risk Factors" sections contained within the Annual Report, which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.


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

Our ability to monitor and prove actual application response times across large networks, facilitates a basis on which telecommunications companies can bill for improved service and also a means of justifying high value added data transport services. We had trials underway at British Telecom and in January 1998, our Mid-Level Manager and Service Level Manager were chosen by MCI to serve as a component in MCI's new Advanced Trouble Analysis Center (ATAC) service. The Jyra element of the ATAC service was at an early stage, of development when the MCI business was then subject to reorganisation as a result of its merger with WorldCom.

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

In parallel with these satisfying changes to our sales force the Business Development activity is positioned to provide strategic advantage to the sales process. The primary goal of the Business Development activity is to position our product as the performance monitoring element within wider Service Provider and Enterprise solutions. This positioning assists our sales force by adding weight to our message and by allowing us to leverage the sales forces of complimentary suppliers.

The first partnership from this activity is with Riversoft, where the two companies partner to provide enhanced performance and fault monitoring which interrelate network availability and performance with the business service impact. We are seeking to partner with other companies who have complementary products such as providers of quality of service based billing solutions.

In the latter part of Quarter 4 2000 the new sales approach, although in its infancy, began showing a number of encouraging signs, such as shorter sales cycles and repeat business .

The new sales team and strategy made Quarter 1 2001 the strongest quarter in the company's history with average order value and the quality of customers both strengthening. To capitalise on these changes we exerted considerable efforts in forming a significant customer relationship in the wireless sector. This relationship was with with BT Cellnet. Establishing the relationship with BT Cellnet was one of the highest priority activities for everyone at Jyra during the first quarter of 2001.

BT Cellnet purchased significant quantities of Jyra product in the first quarter of 2001. BT Cellnet will use Jyra's product to monitor performance of GPRS services across their wireless network. This win was strategic both in terms of Jyra's position within this account but also in terms of providing us with a world class reference with which we can address the wider fast emerging market for wireless performance solutions. During 2001 we shall be focussing on the wireless market, we believe that the BT Cellnet relationship will add significant value to our proposition to other wireless operators.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont)

Quarter 1 2001 also saw the extension of our existing relationships with Riversoft and Cisco systems. Cisco's continued endorsement of Jyra's product allowed us to market our product within the Cisco Professional Services community and although the company has received some early revenues from this sector it is to early to say to what extent these will grow.

Riversoft and Jyra shared a booth at the Comnet 2001 in Washington, USA. This event generated opportunities with major American corporates which the company is following up.

RESULTS OF OPERATIONS

The Company's bookings and orders (including service related backlog) exceeded $800,000 for the quarter ended March 31, 2001. The US GAAP revenue recognised by the Company for the quarter ended March 31, 2001 was $357,406 compared to $434,957 for the quarter ended March 31, 2000. The balance of the order values (approx $450,000) has been accounted as deferred revenue in accordance with US GAAP.

Sales and Marketing expenses for the quarter ended March 31, 2001 was $378,821 compared to $242,565 for the quarter ended March 31, 2000. This increase reflects the enhanced sales force and increased costs associated with the increase in customer orders.

General and administrative expenses for the quarter ended March 31, 2001 was $121,047 compared to $128,453 for the quarter ended March 31, 2000.

Research and Development expense for the quarter ended March 31, 2001 was $234,208 compared to $266,091 for the quarter ended March 31, 2000. The Company continued to work on its existing development program, and is actively recruiting additional development staff.

Interest expense was $509 in the quarter ended March 31, 2001.

Earnings(Loss) per share for the quarter ended March 31, 2001 was ($0.07). The number of weighted average common shares outstanding was 14,450,919.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $1,079,626 for the three months ended March 31, 2001. The primary expenditure of this cash was to fund the operating expenses offset against initial revenue adjusted for depreciation, offset by Prepaid Expenses, Accounts Payable and Accounts receivable.

Net cash received from investing activities was $25,688 for the three months ended March 31, 2001. These funds were principally received as a result of the disposal of certain items of property and equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont)

As of March 31, 2001, the Company's principal sources of liquidity included cash and available for sale securities totalling $2,298,252. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company continues to meet its working capital requirements through its product sales revenue and financing transactions involving the private placement of equity securities.

As at March 31 2001 we had disposed of 36,018 Path 1 at an average price of $9.19 realising gross proceeds of $331,060. As at March 31 2001 we held 241,000 Path 1 with a gross value of $1,852,687.

The Company continues to meet its working capital requirements through its product sales revenue and financing transactions involving the private placement of equity securities. Management's Business Plan for 2001 continues on from the one in place during 2000 and is heavily geared towards implementing an aggressive Sales & Marketing strategy to capitalise on its leading technology. The Company plans to fund its aggressive campaign through a mixture of sales revenue, strategic alliances and equity funding.

We believe that we will have sufficient working capital to fund current levels of operations through 2001, assuming the Company receives at least $3 million from product sales and financing transactions involving the private placement of equity securities. There can be no assurance the Company will be able to raise the necessary funds. The Company establishes its expenditure level based upon its expectations as future revenues and if revenue levels were below expectations this could cause expenses to be disproportionately high. Therefore, a decrease in near term demand or insufficient level of equity funding would adversely affect the Company's results of operations in 2001/2.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont)

During January 2001 our Board agreed that we will look to maximise our financial return from the Corporation's interest in Path1, the only quoted shares that the Corporation currently owns. The Board authorised the gradual reduction of the shareholding, in an orderly fashion over time. The Board gave its irrevocable and unanimous consent and authorisation for the initiation and completion of various disposals over time in respect of the Corporation's total holding of 277,018 shares in Path 1 Technologies Inc. As at March 31 2001 the Company had disposed of a total of 36,018 shares at an average price of $9.19, realising total gross proceeds of $331,060.

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

Item 3.   Quantitative and Qualitative Disclosures about market risk

The Company is exposed to financial market risks, and foreign currency exchange rates.

International Operations
The Company is subject to the normal risks of conducting business internationally, including longer payment cycles and greater difficulty in accounts receivable collection. The Company generally offers 30 day net terms in the United States and Europe.

Competition.

As described in the BUSINESS section on page 12 in the Company's Annual Report on Form 10K for the year ended December 31, 2000 which is on file with the Securities and Exchange, the Company competes with an array of established and emerging computer, communications, intelligent network wiring, network management and test equipment companies. Many of these companies have greater financial, technological and personnel resources than those of Jyra. The smaller competitors are often willing to offer lower pricing or other favourable terms for products competitive with those of the Company. This could result in pressure on the Company to reduce pricing on its products unless it is able to prevail on the sale by successfully differentiating the benefits and functionality of the Company's products compared to those of the competitor. Moreover, new competitors, new technology and new marketing techniques may cause customer confusion, thereby lengthening the sales cycle process for the Company's products.

PART II.                       OTHER INFORMATION

                               Jyra Research Inc

Item 1. Legal Proceedings

As of March 31, 2001, there are no legal proceedings pending against the Company that will have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

Litigation Settled in the quarter ended March 31, 2001.

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

Under a Settlement Agreement and Mutual Release dated January 4, 2001, all the lawsuits between Path 1, Ron Fellman, Doug Palmer, Roderick Adams and Jyra against Franklin Felber were settled. To settle the lawsuits, Path 1 paid Felber $300,000 and placed in an escrow additional cash and stock with the intent that Felber would on January 10, 2002, receive from it some or all of the cash and stock, based on the various rules (see exhibit 10.09 attached to the our 10-K for FY 2000). Neither the Company (Jyra) nor Roderick Adams made any financial contribution to the settlement. The Company ensured from the outset that as little time as possible was spent on this matter and that the legal costs did not impact on its overall expenditure. The Company's General & Administrative (G&A) expenditure was not materialy effected by the legal expenditure incurred in this litigation.

PART II.                       OTHER INFORMATION (Cont'd)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31,2001.

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

                                                  May 15, 2001





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

                                                  May 15, 2001