Form 10-Q
period 2001-06-30
JYRA RESEARCH INC
filed 2001-08-13
CIK 1017334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

      __
     |_X_|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

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


As of July 27, 2001, the registrant had outstanding 14,677,586 shares of Common Stock, par value $0.001.

                               Jyra Research Inc.
                                   FORM 10-Q
                                     INDEX

                                                                      PAGE NO.
                                                                      --------
          Cover Page                                                      1

          Index                                                           2

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheets
          June 30, 2001 and December 31, 2000 (unaudited) -               3

          Consolidated Statements of Operations -                         4
          Three months ended June 30, 2000, June 30, 2001
          Six months ended June 30, 2000, June 30, 2001 (unaudited)

          Condensed Consolidated Statements of Cash Flows -               5
          Three months ended June 30, 2000, June 30, 2001
          Six months ended June 30, 2000, June 30, 2001 (unaudited)

          Consolidated Statement of Stockholders' Equity
          Period January 1, 2001 to June 30, 2001 (unaudited)             6

          Notes to Condensed Consolidated
          Financial Statements (unaudited)                                7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

Item 3.   Quantitative and Qualitative Disclosures
          about market risk                                              15


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       16

         Item 2. Changes in Securities and Use of Proceeds.              17

         Item 3. Defaults upon Senior Securities                         17

         Item 4. Submission of Matters to Vote of Security Holders       17

         Item 5. Other Information                                       17

         Item 6. Exhibits and Reports                                    17

                 Signatures                                              18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Consolidated Balance Sheets June 30, 2001
                       and December 31, 2000 (unaudited)

                                                                 June 30, 2001  December 31, 2000
Current Assets
Cash & Cash Equivalents                                               662,448      237,629
Prepaid Expenses                                                       83,894       73,097
Accounts Receivable                                                   206,577      389,154
                                                                   ----------   ----------
Total Current Assets                                                  952,919      699,880

Property & Equipment
Computers, Equipment & Motor Vehicles                                 583,655      614,794
Less Accumulated Depreciation                                         499,024      492,378
                                                                   ----------   ----------
Net Property & Equipment                                               84,631      122,416

Other Assets
Available For Sale Securities                                       1,090,800    1,921,812
                                                                   ----------   ----------
TOTAL ASSETS                                                        2,128,350    2,744,108
                                                                   ==========   ==========
Current Liabilities
Accounts Payable                                                      144,165      127,472
Accruals & Deferred Income                                            595,479      240,264
Deferred Taxation on Investments                                      336,420      614,460
Current Portion Of Long Term Lease Obligations                          5,848       12,070
                                                                   ----------   ----------
Total Current Liabilities                                           1,081,912      994,266


Stockholders' Equity
Common Stock $.001 par value
Authorised 20,000,000 shares
Issued 13,997,586 shares at 30 June 2000
and 14,677,586 shares at 30 June 2001
Issued Ordinary Share Capital                                           8,400        7,720
Paid In Capital                                                    12,041,835   11,566,140
                                                                   ----------   ----------
                                                                   12,050,235   11,573,860

Accumulated Deficit                                               (13,585,608) (11,716,387)
Accumulated other Comprehensive income                              2,581,811    1,892,369
                                                                   ----------   ----------

Total Stockholders' Equity                                          1,046,438    1,749,842
                                                                   ----------   ----------

Total Liabilities & Stockholders' Equity                            2,128,350    2,744,108
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

              Consolidated Statements of Operations (Unaudited)

              Three and Six months ended June 30, 2000, June 30, 2001

                                                           Three Months               Six Months
                                                     ----------    ----------   ----------   ----------
                                                    June 30, 00   June 30, 01   June 30, 00  June 30, 01
Revenue                                                 111,031       273,839      545,988      631,245
                                                     ----------    ----------   ----------   ----------
Total Revenue                                           111,031       273,839      545,988      631,245

Cost Of Revenue                                            (384)         (373)      17,000        2,107
                                                     ----------    ----------   ----------   ----------
Total Cost Of Revenue                                      (384)         (373)      17,000        2,107
                                                     ----------    ----------   ----------   ----------
Gross Margin                                            111,415       274,212      528,988      629,138


Operating Expenses
Sales & Marketing Costs                                 250,085       377,535      492,650      756,356
General & Administration                                160,594       140,772      289,047      261,819
Research & Development                                  285,844       270,272      551,935      504,480
                                                     ----------    ----------   ----------   ----------
Total Operating Costs                                  (696,523)     (788,579)  (1,333,632)  (1,522,655)

                                                     ----------    ----------   ----------   ----------
Loss from operations                                   (585,108)     (514,367)    (804,644)    (893,517)

Other Income/(Expenses)
Taxes other than Income Taxes                              (190)         (134)      (3,585)      (1,861)
Currency Exchange Differences                          (395,014)     (422,423)    (614,732)  (1,217,485)
Profit on Disposal of Investments
Net of Income Taxes of $143,386-                              0        43,534            0      266,287
Interest Income/(Expense)                                41,070         9,465       40,325        8,956
Depreciation                                            (27,038)      (14,123)     (79,369)     (31,601)
Loss on Disposal of
Motor Vehicles                                              501             0       (1,248)           0
                                                     ----------    ----------   ----------   ----------
Total Other Income/                                    (380,671)     (383,681)    (658,609)    (975,704)
(Expense)
                                                     ----------    ----------   ----------   ----------
Loss Before Income Taxes                               (965,779)     (898,048)  (1,463,253)  (1,869,221)

Provision for Income Taxes                                    0             0            0            0
                                                     ----------    ----------   ----------   ----------
Net Loss                                               (965,779)     (898,048)  (1,463,253)  (1,869,221)
                                                     ==========    ==========   ==========   ==========
Earnings Per Share Of Common Stock
Average Shares Of                                    13,649,659    14,677,586   13,511,072   14,564,879
Common Stock Outstanding
Loss Per Share Of                                         (0.07)        (0.06)       (0.11)       (0.13)
Common Stock


Consolidated Statement Of Comprehensive Losses (unaudited)

Three Months Ended June 30Six Months Ended June 30
                                                            2000          2001         2000         2001
                                                    ---------------------------------------------------
Net Loss                                               (965,779)     (898,048)  (1,463,253)  (1,869,221)

Foreign Currency                                        359,391       420,304      576,888    1,205,803

Unrealised (Loss) Gains on Securities                         0      (463,865)           0     (516,361)
(Net of Taxes)                                       ----------    ----------   ----------   ----------
Comprehensive Loss                                     (606,388)     (941,609)    (886,365)  (1,179,779)
                                                     ----------    ----------   ----------   ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

       Condensed Consolidated Statement Of Cash Flows (unaudited)

               Six months ended June 30, 2000, June 30, 2001


                                                    Six Months Ended June 30
                                                    2000                 2001
Cash Flows From Operating Activities
Net Loss                                             (1,463,253)   (1,869,221)
Adjustments To Reconcile Net Loss To Net Cash
Used For Operating Activities:
Depreciation                                             31,743         6,646
Decrease/(Increase) In Prepaid Expenses                  (3,201)      (10,797)
(Decrease)/Increase In Deferred Income                   (3,703)      355,215
 & Accruals
Increase/(Decrease) In Accounts Payable                 (44,306)       10,471
Decrease In Accounts Receivable                          78,503       182,577
Investment Activities                                         0      (278,040)
                                                     ----------    ----------
                                                     (1,404,217)   (1,603,149)

Cash Flows From Investment Activities
Disposal of Computers, Equipment & Vehicles              66,839        31,139

Disposal of Available for sale securities                      0      314,651

Cash Flows From Financing Activities
Proceeds From The Issuance Of Common Stock            1,782,350       476,375
                                                     ----------    ----------
Effects Of Exchange Rate Changes On Cash                576,888     1,205,803
                                                     ----------    ----------
Net Increase In Cash & Cash                           1,021,860       424,819
 Equivalents
Cash & Cash Equivalents At Beginning                    673,372       237,629
of Period                                            ----------    ----------
Cash & Cash Equivalents At End of Period              1,695,232       662,448
                                                     ----------    ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  Consolidated Statement of Stockholders' Equity
                Period January 1, 2001 to June 30, 2001 (unaudited)



                                                                                                          Other
                                                    Common      Stock         Paid-In      Deficit        Comprehensive
                                                    Shares      Amount        Capital      Accumulated    Income
                                                      $            $             $            $             $
Brought forward Balance as
at 31- December -00                                   13,997,586         7,720   11,566,140  (11,716,387)   1,892,369

January Issuance of Common Stock
at $0.75 Per Share                                       680,000           680      509,320            -            -

 Issuance Expenses of Capital Stock                            -             -      (33,625)           -            -

Net Loss For The Period
To June 30, 2001                                               -             -            -   (1,869,221)           -

Translation Adjustment
 For The Period                                                -             -            -            -    1,205,803

Unrealised gain
on available  for sale securities                              -             -            -            -     (516,361)

                                                     ----------    ----------   ----------   ----------    ----------
Balance at June 30, 2001                              14,677,586         8,400   12,041,835  (13,585,608)   2,581,811
                                                     ----------    ----------   ----------   ----------    ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001

A.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Jyra Research Inc ("Jyra" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2000 included in the Company's Form 10-K. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001 (Cont'd)

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

During the quarter ended June 30, 2001, no shares were granted to key employees.

The number of shares for which options may be granted cannot exceed 1,000,000 shares of the Company's common stock. The Plan shall terminate on the tenth anniversary of its original effective date, July 20, 1996, after which no awards may be granted.

At June 30, 2001 there were 679,000 shares under option plan for key employees.

At June 30, 2001 there were 321,000 shares available for future grants under the option plan for key employees.

Stock option plan for key executives

The Plan for key executives was adopted Sept 1, 1998. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted. The Plan allows for the grant of up to a total of 300,000 common shares.

During the quarter ended June 30, 2001, no shares were granted to key employees.

At June 30, 2001, there were 180,000 shares under option plan for key executives.

At June 30, 2001 there were 120,000 shares available for future grants under the option plan for key executives.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of section 27A of the Securities and Exchange Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which reflect the Company's current judgement on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause the actual results to differ materially. Important factors which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under BUSINESS RISKS starting on page 34 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 which is on file with the Securities and Exchange Commission.

Certain Statements contained in this Quarterly Report on Form 10-Q, and the Annual Report on Form 10-K referred to above, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the BUSINESS RISKS on Page 18 and the "Financial Risk Management, "Potential Volatility in Operating Results, "Investments and Alliances, "Competition", "Research and Development", "Manufacturing", "Patents, Intellectual Property, and Licensing", "Future Growth Subject to Risks" and "Other Risk Factors" sections contained within the Annual Report on Form 10-K for the year ended December 31, 2000 which is on file with the Securities and Exchange Commission., which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

The Company's executive offices are located at Hamilton House, 111 Marlowes, Hemel Hempstead, United Kingdom and its telephone number at that location is +44 1442 403600. The Company can also be reached by visiting its web-site at http://www.jyra.com. For general inquiries, the reader may also email info@jyra.com.


BUSINESS OVERVIEW

Jyra Research Inc. ("Jyra" or the "Company") was incorporated on May 2, 1996, is now a market leader in Quality of Experience (QoE) monitoring and measurement software solutions. Jyra is defining the QoE monitoring and measurement market and helping to lead the way in the constant endeavour for sustainable and profitable business models in the New Economy. Jyra has developed Service Management Solution for providing direct measurement of the quality of experience of applications and network performance. This allows customers to effectively deliver reliable and fast e-commerce services, implement tangible service level agreements (SLAs), and to measure the improvements which technology investment has on user response time and hence business efficiency. In an ever more competitive market, customers demand a quality of experience if they are to make use of a network and internet based services. We believe that the quality of services and the success of such services are linked.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont)


A user's view or experience is determined by how quickly from the time he presses the keypad the information appears on the screen regardless of whether the data or application is coming from a local or global network. Users do not care how complex an issue; it is to deliver the information they just want it quickly. The network from the user perspective is invisible, the information delivered through the application could just as easily come from a remote server as a local disk. We believe that the content of the application and the effectiveness of its delivery become the only important metrics.

Jyra's solution provides users Quality of Experience information with the benefit of being able to pin point errors in a network that are affecting the users experience. A Jyra solution can provide a complete view of the service being offered by a global network.


The Jyra Solution has the following primary characteristics:

      Application performance monitoring from the user's perspective

      Distributed scaleable architecture, which means that the tasks of monitoring, reporting, summarisation and control are distributed throughout the infrastructure to minimise the effects on that infrastructure

      Java based architecture which provides portability, flexibility and network awareness

      Web based reporting and control

      Business oriented reporting and configuration

      Software runs on a standard low cost Intel/ Microsoft NT platform and operates with little or no human assistance.


The Jyra Solution is a new way of addressing the problems of delivering a high quality controllable application service over today's networks.
Jyra's customers are typically organizations offering and relying on a service for their commercial success. Their business prospects and the quality of the service they offer are closely connected.

In addition Jyra wireless solutions are being used to test performance of next generation interactive mobile services such as General Packet Radio Service (GPRS) - data over mobile telephones, as well as WAP based services. Performance of wireless applications is increasingly regarded as a differentiator for mobile telecommunication companies delivering innovative interactive services. Now, as a result of GPRS, mobile telecommunication companies can deliver high bandwidth services but must focus on delivering quality of service and improved content.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont)


BT Cellnet purchased significant quantities of the Jyra product in the first quarter of 2001. BT Cellnet are using Jyra's product to monitor performance of GPRS services across their wireless network. This win was strategic both in terms of Jyra's position within this account but also in terms of providing us with a world class reference with which we can address the wider fast emerging market for wireless performance solutions. During 2001 one of the sectors we shall be focussing on is the wireless market, we believe that the BT Cellnet relationship will add significant value to our proposition to other wireless operators.

During the second quarter 2001 the Company built a sales team capable of capitalizing on the position we believe the Company holds in the market, and such strategic wins as BT Cellnet. The Company's recruitment process was aided by the economic down turn in the Technology sector and specifically by the fall in demand from the heavily funded dot.com companies for key sales staff. Knowing the favourable recruitment conditions for recruiting quality sales personnel at economic rates Management took considerable time, effort, and an acceptable level of expense to recruit sales executives with a track record of solid sales performance.

The Company initially focussed on securing a Sales Director, and was successful in attracting Stewart Boddy. Mr. Boddy brings 12 years' experience in senior management positions with major technology companies including Infovista and NetScout Systems. Mr. Boddy has a strong background in building revenue from the ground up and has succeeded in doing so twice in the past, on both occasions with companies in Jyra's sector.

With Mr Boddy on board the Company then recruited a team of senior sales executives to rapidly expand business and opportunity in each of the Company's chosen vertical sectors of; Mobile Operators; Telecommunications; Independent Solution Providers; Financial, Manufacturing; and Retail. The initial sales executive appointments were completed in June and members of the team were each selected for their commercial acumen and extensive experience in selling high value business solutions in their specific sectors.

Jyra's attraction for these high caliber sales professionals is the business opportunity provided by the Company's products and it's customer base which includes world class customers in each of the target sectors including company's such as BT Cellnet, The CarPhone Warehouse, TeleDanmark, Cap Gemini, BAA, and Yipes. Jyra's selection by such companies provides significant industry credibility and a platform from which to build revenues. Subsequent to the end of the second quarter 2001 the foundations of high quality team are now in place to exploit the opportunity in each sector.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont)


Since the Company embarked upon the new wave of its sales recruitment process the Company has seen a significant increase in many of the sales metrics it tracks. In this short period the numbers of major customer visits, proposals issued, proof of concepts begun, requests from existing customer's for software solution upgrades, request for maintenance renewals are all increasing as most importantly is the average value of customer proposals. This along with the continuing development of sales strategies based upon our new sales teams previous experience leaves the Company optimistic of it's sales performance.

The Company's renewed sales activity and the strong senior level contact base furnished by the new sales team lead the Management to expect a strong growth trend to emerge in the third quarter.


RESULTS OF OPERATIONS

Revenues for the second quarter ended June 30, 2001 increased by 146% to $273,839 compared to $111,031 for the quarter ended June 30, 2000. Revenues for the six months ended June 30, 2001 increased by 16% to $631,245 compared to $545,988 for the six months ended June 30, 2000. Management is seeing a clear trend emerge encompassing both larger deals and a stronger pipeline of sales opportunity. Revenue in the second quarter 2001 was $273,839 compared to $357,406 in the first quarter 2001, Management attribute the reduction to the sudden general World wide slow down in technology sales and to the Company's focus on building the sales team during the quarter.

Sales and Marketing expenses for the quarter ended June 30, 2001 increased by 51% to $377,535 compared to $250,085 for the quarter ended June 30, 2000. Sales and Marketing expenses for the six months ended June 30, 2001 increased by 54% to $756,356 compared to $492,650 for the six months ended June 30, 2000. The increase in Sales and Marketing expenditure was due to the cost associated with recruiting and employing additional salesmen. We anticipate that this trend will continue during 2001 as the Company continues builds its sales team.

General and administrative expenses for the quarter ended June 30, 2001 decreased by 12% to $140,772 compared to $160,594 for the quarter ended June 30, 2000. General and administrative expenses for the six months ended June 30, 2001 decreased by 9% to $261,819 compared to $289,047 for the six months ended June 30, 2000.

Research and Development expenses for the quarter ended June 30, 2001 decreased by 5% to $270,272 compared to $285,844 for the quarter ended June 30, 2000. Research and Development expenses for the six months ended June 30, 2001 decreased by 9% to $504,480 compared to $551,935 for the six months ended June 30, 2000. The Company continued to work on its existing development program, and is actively recruiting additional development staff. We believe that our Research and Development expense will increase during 2001 especially as a result of additional key hires in our development team.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont)


Interest income was $9,465 in the quarter ended June 30, 2001. The interest was generated from funds held on deposit and fixed term of one month or less.


Earnings(Loss) per share for the quarter ended June 30, 2001 was ($0.06). The number of weighted average common shares outstanding was 14,677,586.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $1,603,149 for the six months ended June 30, 2001. The primary expenditure of this cash was to fund the operating expenses offset against initial revenue adjusted for depreciation, offset by Prepaid Expenses, Accounts Payable and Accounts receivable.

Net cash received from investing activities was $31,139 for the six months ended June 30, 2001. These funds were principally received as a result of the disposal of certain property and equipment. In addition $314,651 was generated from the sale of available for sale securities.

As of June 30, 2001, the Company's principal sources of liquidity included cash and available for sale securities totalling $1,753,248. The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company continues to meet its working capital requirements through its product sales revenue and financing transactions involving the private placement of equity securities.

Management's Business Plan for 2001 continues on from the one in place during 2000 and is heavily geared towards implementing an aggressive Sales & Marketing strategy to capitalise on its leading technology. The Company plans to fund its aggressive campaign through a mixture of sales revenue, strategic alliances and equity funding.

We believe that we will have sufficient working capital to fund current levels of operations for the next 12 months, assuming the Company receives at least $3 million from product sales and financing transactions involving the private placement of equity securities. There can be no assurance the Company will be able to raise the necessary funds. The Company establishes its expenditure level based upon its expectations as future revenues and if revenue levels were below expectations this could cause expenses to be disproportionately high. Therefore, a decrease in near term demand or insufficient level of equity funding would adversely affect the Company's results of operations in 2001/2.

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

During January 2001 our Board agreed that we will look to maximise our financial return from the Corporation's interest in Path1, the only quoted shares that the Corporation currently owns. The Board authorised the gradual reduction of the shareholding, in an orderly fashion over time. The Board gave its irrevocable and unanimous consent and authorisation for the initiation and completion of various disposals over time in respect of the Corporation's total holding of 277,018 shares in Path 1 Technologies Inc. As at July 27, 2001 we held 216,000 Path 1 with a gross value of $1,090,800.

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

Competition.

As described in the BUSINESS section on page 12 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 which is on file with the Securities and Exchange, the Company competes with an array of established and emerging computer, communications, intelligent network wiring, network management and test equipment companies. Many of these companies have greater financial, technological and personnel resources than those of Jyra. The smaller competitors are often willing to offer lower pricing or other favourable terms for products competitive with those of the Company. This could result in pressure on the Company to reduce pricing on its products unless it is able to prevail on the sale by successfully differentiating the benefits and functionality of the Company's products compared to those of the competitor. Moreover, new competitors, new technology and new marketing techniques may cause customer confusion, thereby lengthening the sales cycle process for the Company's products.

PART II.                       OTHER INFORMATION

                               Jyra Research Inc

Item 1. Legal Proceedings

As of June 30, 2001, there are no legal proceedings pending against the Company that will have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

As reported in the Company's 10-Q for the period ended March 31, 2001 the company was included in a settlement agreement for the lawsuits between Path 1, Ron Fellman, Doug Palmer, Roderick Adams and Jyra against Franklin Felber. Further details can be found in the Company's 10-Q for the period ended March 31, 2001 and Annual Report on Form 10-K for the year ended December 31, 2000 which are on file with the Securities and Exchange Commission.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30,2001.

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

                                                  August 13, 2001





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

                                                  August 13, 2001