Form 10-Q
period 2001-09-30
JYRA RESEARCH INC
filed 2001-11-14
CIK 1017334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

      __
     |_X_|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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


As of October 29, 2001, the registrant had outstanding 14,677,586 shares of Common Stock, par value $0.001.

                                Jyra Research Inc.
                                   FORM 10-Q
                                     INDEX

                                                                      PAGE NO.
                                                                      --------
          Cover Page                                                        1

          Index                                                             2

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
               September 30, 2001(unaudited) and December 31, 2000          3

               Consolidated Statements of Operations -
               Three months ended Sept 30, 2000, Sept 30, 2001,
               Nine months ended Sept 30, 2000, Sept 30, 2001 (unaudited)   4

               Condensed Consolidated Statements of Cash Flows -
               Nine months ended Sept 30, 2000, Sept 30, 2001 (unaudited)   5

               Consolidated Statement of Stockholders' Equity -
               Period January 1, 2001 to Sept 30, 2001 (unaudited)          6

               Notes to Condensed Consolidated Financial
               Statements (unaudited)                                   7 - 9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations          10 - 16

     Item 3.   Quantitative and Qualitative Disclosures
               about market risk                                           17

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                         18

         Item 2. Changes in Securities and Use of Proceeds.                18

         Item 3. Defaults upon Senior Securities                           18

         Item 4. Submission of Matters to Vote of Security Holders         18

         Item 5. Other Information                                         18

         Item 6. Exhibits and Reports on Form 8-K                          18

                 Signatures                                                19

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets September 30, 2001(unaudited)
                       and December 31, 2000

                                                                  Sept 30, 01    Dec 31, 00
Current Assets
Cash & Cash Equivalents                                               260,744      237,629
Prepaid Expenses                                                      114,254       73,097
Accounts Receivable                                                   420,591      389,154
                                                                   ----------   ----------
Total Current Assets                                                  795,589      699,880

Property & Equipment
Computers, Equipment & Motor Vehicles                                 610,294      614,794
Less Accumulated Depreciation                                         535,559      492,378
                                                                   ----------   ----------
Net Property & Equipment                                               74,735      122,416

Other Assets
Available For Sale Securities                                         714,000    1,921,812
                                                                   ----------   ----------
TOTAL ASSETS                                                        1,584,324    2,744,108
                                                                   ==========   ==========

Current Liabilities
Accounts Payable                                                      162,273      127,472
Accruals & Deferred Income                                            603,343      240,264
Deferred Taxation on Investments                                      212,415      614,460
Current Portion Of Long Term Lease Obligations                          3,241       12,070
                                                                   ----------   ----------
Total Current Liabilities                                             981,272      994,266




Stockholders' Equity
Common Stock $.001 par value Authorized 20,000,000 shares
Issued 13,997,586 shares at 30 September 2000
and 14,677,586 shares at 30 September 2001
Issued Ordinary Share Capital                                           8,400        7,720
Paid In Capital                                                    12,041,834   11,566,140
                                                                   ----------   ----------
                                                                   12,050,234   11,573,860

Deficit Accumulated During
The Development Stage                                             (13,429,467) (11,716,387)
Accumulated other Comprehensive income                              1,982,285    1,892,369
                                                                   ----------   ----------

Total Stockholders' Equity                                            603,052    1,749,842
                                                                   ----------   ----------

Total Liabilities & Stockholders' Equity                            1,584,324    2,744,108
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

              Consolidated Statements of Operations (Unaudited)

       Three and Nine months ended September 30,2000, September 30,2001

                                                            Three Months               Nine Months
                                                            September 30              September 30
                                                     ----------    ----------   ----------   ----------
                                                         2000          2001         2000         2001

Revenue                                                 136,451       403,143      682,439    1,034,388
                                                     ----------    ----------   ----------   ----------
Total Revenue                                           136,451       403,143      682,439    1,034,388

Cost Of Revenue                                             292           360       17,292        2,467
                                                     ----------    ----------   ----------   ----------
Gross Margin                                            136,159       402,783      665,147    1,031,921


Operating Expenses
Sales & Marketing Costs                                 466,228       276,190      958,878    1,032,546
General & Administration                                186,446       171,195      475,492      433,014
Research & Development                                  265,175       283,421      817,110      787,901
                                                     ----------    ----------   ----------   ----------
Total Operating Costs                                  (917,849)     (730,806)  (2,251,480)  (2,253,461)


Other Income/(Expenses)
Taxes other than Income Taxes                                 5             0       (3,580)      (1,861)
Currency Exchange Differences                          (145,663)      375,341     (760,395)    (842,144)
Profit on Disposal of Investments                             0       209,937            0      656,220
Disposal of Investments at Cost                               0       (22,500)           0      (59,110)
Income Tax on Profit from Disposal of Investments             0       (66,018)           0     (209,404)
Interest Income/(Expense)                                  (137)        2,493       40,188       11,449
Depreciation                                            (26,335)      (15,088)    (105,704)     (46,689)
Loss on Disposal of Motor Vehicles                         (435)            0       (1,684)           0
                                                     ----------    ----------   ----------   ----------
Total Other Income/(Expense)                           (172,565)      484,165     (831,175)    (491,539)

                                                     ----------    ----------   ----------   ----------
(Loss)/Profit Before Income Taxes                      (954,255)      156,142   (2,417,508)  (1,713,079)

Provision for Income Taxes                                    0             0            0            0
                                                     ----------    ----------   ----------   ----------
Net(Loss)/Profit                                       (954,255)      156,142   (2,417,508)  (1,713,079)
                                                     ==========    ==========   ==========   ==========

Earnings Per Share Of Common Stock
Average Shares Of Common Stock Outstanding           13,997,586    14,677,586   13,674,427   14,602,861
(Loss)/Profit Per Share Of Common Stock                   (0.07)         0.01        (0.18)       (0.12)


                      Consolidated Statement Of Comprehensive Losses (unaudited)

                                                            Three Months               Nine Months
                                                            September 30              September 30
                                                         2000          2001         2000         2001
                                                    --------------------------   ----------------------
Net (Loss)/Profit                                      (954,255)      156,142   (2,417,508)  (1,713,079)
Foreign Currency                                        515,689        51,072      733,186      836,571
Unrealized losses on Securities (Net of Taxes)                0      (121,826)           0     (340,823)
                                                     ----------    ----------   ----------   ----------
Comprehensive (Loss)/Profit                            (438,566)       85,388   (1,684,322)  (1,217,331)
                                                     ----------    ----------   ----------   ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

       Condensed Consolidated Statement Of Cash Flows (unaudited)

               Nine months ended September 30, 2000, September 30, 2001

                                                          Nine Months Ended
                                                            September 30
                                                         2000          2001
Cash Flows From Operating Activities:

Net Loss                                             (2,417,508)   (1,713,079)

Adjustments To Reconcile Net Loss To Net Cash
Used For Operating Activities:
Depreciation                                             49,051        43,181
Increase In Prepaid Expenses                            (39,617)      (41,157)
Increase In Deferred Income  & Accruals                  61,737       363,079
Increase In Accounts Payable                             55,772        25,972
Decrease/(Increase) In Accounts Receivable              54,431       (31,437)
                                                     ----------    ----------
                                                     (2,236,134)   (1,353,441)

Cash Flows From Investing Activities:
Decrease In Deferred Taxation on Investment Activities        0      (402,045)
Decrease in value of Investment in Available for
Sale Security after part disposal of investment               0       461,156
Disposal of Computers, Equipment & Vehicles              62,051         4,500
                                                     ----------    ----------
                                                         62,051        63,611

Cash Flows From Financing Activities
Proceeds From The Issuance Of Common Stock            1,782,350       476,375
                                                     ----------    ----------
Effects Of Exchange Rate Changes On Cash                733,187       836,571
                                                     ----------    ----------
Net Increase In Cash & Cash Equivalents                 341,454        23,116

Cash & Cash Equivalents At Beginning of Period          673,372       237,629
                                                     ----------    ----------
Cash & Cash Equivalents At End of Period              1,014,826       260,745
                                                     ----------    ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  Consolidated Statement of Stockholders' Equity
                Period January 1, 2001 to September 30, 2001 (unaudited)

                                                                                                        Other
                                                 Common         Stock      Paid-In       Deficit     Comprehensive
                                                 Shares         Amount     Capital     Accumulated       Income
                                                   $              $          $              $              $
Brought forward Balance as
at December 31, 2000                           13,997,586       7,720   11,566,140    (11,716,387)     1,892,369

January Issuance of Common Stock
at $0.75 Per Share                                680,000         680      509,320              -              -

Issuance Expenses of Capital Stock                      -           -      (33,626)             -              -

Net Loss For The Period
To September 30, 2001                                   -           -            -     (1,713,079)             -

Translation Adjustment
For The Period                                          -           -            -              -        836,571

Unrealised gain on available
for sale securities (net of Taxes)                      -           -            -              -       (746,655)

                                               ----------  ----------   ----------     ----------     ----------
Balance at September 30, 2001                  14,677,586       8,400   12,041,834    (13,429,466)     1,982,285
                                               ----------  ----------   ----------     ----------     ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001

A.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Jyra Research Inc ("Jyra" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended December 31, 2000 included in the Company's Form 10-K. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001 (Cont'd)


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

During the quarter ended September 30, 2001, 628,500 options were granted at an option price per share of $0.60 to the following exercising schedule:


EXERCISE EVENT                                    PERCENT
                                                EXERCISABLE

6 months from grant date                            15%
12 months from grant date                           25%
18 months from grant date                           25%
24 months from grant date                           35%


During the quarter ended September 30, 2001, 100,000 options were granted at an option price per share of $0.60 to the following exercising schedule:

EXERCISE EVENT                                    PERCENT
                                                EXERCISABLE

15 months from grant date                           15%
21 months from grant date                           25%
27 months from grant date                           25%
33 months from grant date                           35%


At September 30, 2001 there were a total of 768,500 shares granted under the option plan for key employees.

At September 30, 2001 there were 231,500 shares available for future grants under the option plan for key employees.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001 (Cont'd)

Stock option plan for key executives

The Plan for key executives was adopted Sept 1, 1998. All options are awarded at not less than the market price of the Company's common stock on the date of grant. Such options expire on the fifth anniversary of the date on which the option was granted. The Plan allows for the grant of up to a total of 300,000 common shares.

During the quarter ended September 30, 2001, no shares were granted to key employees.

At September 30, 2001, there were 180,000 shares under option plan for key executives.

At September 30, 2001 there were 120,000 shares available for future grants under the option plan for key executives.

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


BUSINESS OVERVIEW

Jyra Research Inc. ("Jyra" or the "Company") was incorporated on May 2, 1996, is now a market leader in Quality of Experience (QoE) monitoring and measurement software solutions. Jyra solutions monitor Quality of Experience for content, network services and visibility of Business processes delivered over LAN, WAN or Wireless. Jyra's unique three tiered service model enables companies to correlate usage, usability and utilization, thus showing the reality of the delivered service and how the business is affected. This monitoring and presentation of data enables the cross correlation of customer Quality of Experience, underlying dependencies and overall performance. The Jyra solutions provide the ability to rapidly identify the owner of performance issues and to quickly isolate and resolve both service and network aspects of the issues before they impact on the business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The functionality in the Jyra solution is available "out of the box" and can be implemented without requiring expensive consultancy services. Which, combined with the low hardware investment, makes the Jyra solution cost effective, delivering instant value to the customer and provides Enterprise and Service Providers with a robust, easy to use and install solution that addresses today's most important differentiator - Customer Quality of Experience.

A user's view or experience is determined by how quickly from the time he presses the keypad to the time the information appears on the screen regardless of whether the data or application is coming from a local or global network. Users do not care how complex an issue it is to deliver the information, they just want it quickly. The network from the user perspective is invisible, the information delivered through the application could just as easily come from a remote server as a local disk. We believe that the content of the application and the effectiveness of its delivery become the only important metrics.

Jyra's solution provides its users Quality of Experience information with the benefit of being able to pin point errors in an IT infrastructure that are affecting the users experience. A Jyra solution can provide a complete view of the service being offered by a global network.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


In addition, Jyra wireless solutions are being used to test performance of next generation interactive mobile services such as General Packet Radio Service (GPRS) - data over mobile telephones, as well as WAP based services. Performance of wireless applications is increasingly regarded as a differentiator for mobile telecommunication companies delivering innovative interactive services. Now, as a result of GPRS, mobile telecommunication companies can deliver high bandwidth services but must focus on delivering quality of service and improved content.

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

With Mr Boddy on board the Company recruited a team of senior sales executives to rapidly expand business and opportunity in each of the Company's chosen vertical sectors of; Mobile Operators; Telecommunications; Independent Solution Providers; Financial, Manufacturing; and Retail. Jyra's attraction for these high caliber sales professionals is the business opportunity provided by the Company's products and it's customer base which includes world class customers in each of the target sectors including company's such as BT Cellnet, The CarPhone Warehouse, TeleDanmark, Cap Gemini, BAA, and Yipes.

In August 2001 the Company announced the launch of Version 4 offering distributed real-time reporting, mobile service performance monitoring and GPRS dial performance monitoring. These and other features of Version 4 were developed in conjunction with the operational experience of market leading customers in the Company's key vertical sectors. Version 4 added distributed Real-Time functionality for service monitoring, enabling rapid troubleshooting and reduced mean time to repair. Operating in dial-up, mobile and VPN environments Version 4 broadens the solutions capabilities into the mobile operators. Version 4 enables GPRS operators to view their customers Quality of Experience to the GPRS handset. A powerful feature enable wireless Service Providers to gain an accurate view of GPRS service performance as experienced by their customer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

In September 2001 the Company announced Compaq as its preferred hardware solutions partner. Compaq and Jyra plan to collaborate at a sales level, especially in the Finance and Telecommunications sectors, in which both companies have a strong offering. This collaboration will initially focus on the UK and will take the form of senior management briefings and vertically targeted seminars planned to take place at Compaq's prestigious City Offices in December 2001.

The Company having seen the launch of version 4 in August saw booked sales for September accounting for the majority of the Third Quarter's revenue. During the Third Quarter the Company saw a significant number of new customer enquiries, product evaluations and outgoing proposals. This resulted in the Company starting the Fourth Quarter with a significantly increased sales pipeline and coverage.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

RESULTS OF OPERATIONS

Revenues for the third quarter ended September 30, 2001 were $403,143 an increase of 195% from $136,451 for the quarter ended September 30, 2000 and an increase of 47% from $273,839 for the second quarter ended June 30, 2001. Revenues for the nine months ended September 30, 2001 were $1,034,388 an increase of 51% from $682,439 for the nine months ended September 30, 2000. This revenue increase was supported by established blue chip names such as BT Cellnet, BAA and Yipes adopting Jyra's performance management solutions as an essential component of their Customer Service operations and strategy, further endorsing the inherent value of Jyra's product set. Management is seeing a clear trend emerge encompassing both larger deals and a stronger pipeline of sales opportunity.

Sales and Marketing expenses for the quarter ended September 30, 2001 were $276,190 compared to $466,228 for the quarter ended September 30, 2000. Sales and Marketing expenses for the nine months ended September 30, 2001 were $1,032,546 compared to $958,878 for the nine months ended September 30, 2000. The decrease in Sales and Marketing expenditure for the quarter ended September 30, 2001 was due to reducing the use of recruitment companies and external sales consultancy due to the general down turn in technology sales employment which has led to a significant direct supply of high calibre sales personnel. With the appointment of the Company's sales director, the Company has now terminated the general use of outside sales recruitment companies and independent sales consultancies.

General and administrative expenses for the quarter ended September 30, 2001 were $171,195 compared to $186,446 for the quarter ended September 30, 2000. General and administrative expenses for the nine months ended September 30, 2001 were $433,014 compared to $475,492 for the nine months ended September 30, 2000.

Research and Development expenses for the quarter ended September 30, 2001 were $283,421 compared to $265,175 for the quarter ended September 30, 2000. Research and Development expenses for the nine months ended September 30, 2001 were $787,901 compared to $817,110 for the nine months ended September 30, 2000. The Company continued to work on its existing development program, and is actively recruiting additional development staff. We believe that our Research and Development expense will increase during 2001/2.

Interest income was $2,493 in the quarter ended September 30, 2001. The interest was generated by funds held on deposit.

Earnings(Loss) per share for the quarter ended September 30, 2001 was $0.01. The number of weighted average common shares outstanding was 14,677,586. For the first time in the Company's history it posted earnings per share. This was greatly assisted by the increase in Revenue and the Company continuing to exercise strong financial control over operating costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $1,294,330 for the nine months ended September 30, 2001. The primary expenditure of this cash was to fund the operating expenses offset against revenue adjusted for depreciation, offset by Prepaid Expenses, Accounts Payable and Accounts receivable.

Net cash received from investing activities was $4,500 for the nine months ended September 30, 2001. These funds were received as a result of the disposal of certain property and equipment. In addition $604,331 was generated from the sale of available for sale securities.

As of September 30, 2001, the Company's principal sources of liquidity included cash and available for sale securities totalling $974,744 The Company currently has no outstanding bank borrowings and has no established lines of credit. The Company continues to meet its working capital requirements through its product sales revenue, disposal of available for sale securities and financing transactions involving the private placement of equity securities.

Management's Business Plan for 2001 is heavily geared towards implementing an aggressive Sales & Marketing strategy to capitalise on its leading technology. The Company plans to fund its aggressive campaign through a mixture of sales revenue, strategic alliances, disposal of available for sale securities and equity funding.

We believe that we will have sufficient working capital to fund current levels of operations for the next 12 months, assuming the Company receives at least $3.5 million from product sales, disposal of available for sale securities and financing transactions involving the private placement of equity securities. There can be no assurance the Company will be able to raise the necessary funds. The Company establishes its expenditure level based upon its expectations as future revenues and if revenue levels were below expectations this could cause expenses to be disproportionately high. Therefore, a decrease in near term demand or insufficient level of equity funding would adversely affect the Company's results of operations in 2001/2.

In addition, in the event that the Company receives a larger than anticipated number of purchase orders the Company may require resources greater than our available cash or than are otherwise available. In such event, the Company may be required to raise additional capital. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


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

During January 2001 our Board agreed that we will look to maximise our financial return from the Company's interest in Path1, the only quoted shares that the Company currently owns. The Board authorised the gradual reduction of the shareholding, in an orderly fashion over time. The Board gave its irrevocable and unanimous consent and authorisation for the initiation and completion of various disposals over time in respect of the Company's total holding of shares in Path 1 Technologies Inc.

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

Competition.

As described in the BUSINESS section on page 12 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 which is on file with the Securities and Exchange Commission, the Company competes with an array of established and emerging computer, communications, intelligent network wiring, network management and test equipment companies. Many of these companies have greater financial, technological and personnel resources than those of Jyra. The smaller competitors are often willing to offer lower pricing or other favourable terms for products competitive with those of the Company. This could result in pressure on the Company to reduce pricing on its products unless it is able to prevail on the sale by successfully differentiating the benefits and functionality of the Company's products compared to those of the competitor. Moreover, new competitors, new technology and new marketing techniques may cause customer confusion, thereby lengthening the sales cycle process for the Company's products.

PART II.                       OTHER INFORMATION

                               Jyra Research Inc

Item 1. Legal Proceedings

As of September 30, 2001, there are no legal proceedings pending against the Company that will have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

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

                                                  November 14, 2001





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

                                                  November 14, 2001